Form 10-K
period 2025-12-31
UNIVERSAL DISPLAY CORP \PA\
filed 2026-02-19
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the registrant’s common stock on the Nasdaq Global Select Market as of June 30, 2025, was $6,792,425,456. Solely for purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than 10% of the registrant’s common stock (and their affiliates) were considered affiliates.

As of February 17, 2026, the registrant had outstanding 47,098,284 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission no later than April 30, 2026, are incorporated by reference into Part III of this report.

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

Our primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers and automotive applications, and specialty lighting products; and (2) further develop and either license or otherwise commercialize our proprietary OLED material, device design and manufacturing technologies to those manufacturers. We have established a significant portfolio of proprietary OLED technologies and materials, primarily through our internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. We currently own, exclusively license or have the sole right to sublicense more than 7,000 patents issued and pending worldwide.

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

There are currently two basic types of solid-state lighting devices: inorganic light emitting diodes, or LEDs, and OLEDs. Current commercial LED offerings are generally characterized by high operating temperatures and intense brightness which may make them less desirable for many lighting applications.

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

Through our internal development efforts, acquisitions, and long-standing relationships with academic partners, research institutions and product manufacturers, we own, exclusively license or have the sole right to sublicense more than 7,000 patents issued and pending worldwide. We continue to enhance and grow our OLED technology and materials patent portfolio organically through internal research and development, partnering with third parties, and by acquisition. We also continue to accumulate valuable non-patented technical know-how relating to our OLED technologies and materials.

Leading Supplier of UniversalPHOLED® Emitter Materials and Related Technology Licensing

We are the leading supplier of PHOLED emitter materials to OLED device manufacturers. The emitter material, which is designed to efficiently convert electrical energy to a desired wavelength of light, is the key component in an OLED device. Our manufacturing partner of over 25 years, PPG, continues to manufacture our materials for us, using proprietary manufacturing processes and know-how, which materials we then qualify to our exacting product specifications and resell on a just-in-time basis to OLED device manufacturers. We record revenues based on our sales of these materials to OLED device manufacturers. Our commercial supply agreements typically require our customers to purchase minimum quantities of our materials, which purchases can be in the form of annual minimum purchase undertakings or as a minimum percentage of their purchase requirements, or a combination of both.

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

In 2025, our largest customers for our PHOLED materials included Samsung Display Co., Ltd. (SDC), LG Display Co., Ltd. (LG Display), BOE Technology Group Co., Ltd. (BOE), Tianma Micro-electronics Co., Ltd. (Tianma), Visionox Technology, Inc. (Visionox) and Wuhan China Star Optoelectronics Semiconductor Display Technology Co., Ltd. (CSOT). Other licensed customers of our technology in 2025 included AU Optronics Corporation (AU Optronics), Kaneka Corporation, Pioneer Corporation, and OLEDWorks L.L.C.

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

Most manufacturers of displays and lighting products who are or might potentially be interested in our OLED technologies and materials are currently located outside of the United States, particularly in the Asia-Pacific region. To provide on-the-ground support to these manufacturers, we have established wholly-owned subsidiaries in Ireland, Korea, Japan, China and Hong Kong, as well as a representative office in Taiwan. We have Application Centers in Hong Kong and Pangyo, South Korea, which allow our Asia-based display manufacturers to evaluate our technology more quickly and incorporate the technology into their commercial designs. We are in the process of opening a new Application Center in Chengdu, China which we expect to be operational during the second quarter of 2026. Our wholly-owned subsidiary formed under the laws of the Republic of Ireland, UDC Ireland Ltd. (UDC Ireland), is responsible for all material sales worldwide (excluding the United States) and for licensing and managing intellectual property and undertaking certain other business transactions in all non-U.S. territories.

In 2025, we received a majority of our revenue from three customers domiciled in the Asia-Pacific region, BOE, LG Display and SDC, from each of which we had revenue in excess of 10% of our consolidated revenue. Our business is heavily dependent on our relationships with these customers. Substantially all revenue derived from our customers is denominated in U.S. dollars.

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

Our PHOLED Technologies

PHOLED technologies utilize specialized materials and device structures that enable OLEDs to achieve reduced power consumption thereby providing an energy efficient product. Phosphorescent material can be utilized to enable energy efficient display and lighting performance in multiple ways. The OLED device can be designed so that the energy is harvested, and the light is emitted by the phosphorescent material which is typically referred to as a PHOLED, as is common in current OLED designs. There are OLED design structures that propose combining phosphorescent and fluorescent materials in a common stack, such as device structures that utilize phosphorescent material to harvest energy and then transfer the energy to another material to emit the light, such as through a system referred to as phosphorescent sensitized fluorescence (“PSF”). We believe that without the use of a phosphorescent material, traditional fluorescent OLEDs emit light through an inherently less efficient process. The use of a phosphorescent material to harvest energy for the efficient emission of light, whether directly or indirectly, substantially reduces the power requirements of an OLED and is useful in displays for hand-held devices, such as smartphones, where battery power is often a limiting factor. The efficient emission of light through the use of phosphorescence technology is also important for large-area displays such as televisions, where higher device efficiency and lower heat generation may enable longer product lifetimes and increased energy efficiency.

We have a strong intellectual property portfolio surrounding our existing PHOLED technologies and materials for both displays and lighting products which we market under the UniversalPHOLED® brand. We devote a substantial portion of our efforts to developing new and improved proprietary PHOLED materials and device architectures for red, green, yellow, blue and white OLED devices. In 2025, we continued our commercial supply relationships with companies such as BOE, CSOT, LG Display, SDC, Tianma, and Visionox to use our PHOLED materials to manufacture OLED displays. In addition, we have worked and continue to work closely with customers evaluating and qualifying our proprietary PHOLED materials for commercial usage in both displays and lighting products, and with other material suppliers to combine our PHOLED emitters with their phosphorescent hosts and other OLED materials.

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

Universal Vapor Jet Printing (UVJP)

OLEDs could be manufactured using other processes as well, including UVJP, which was previously referred to as Organic Vapor Jet Printing, or OVJP. As a direct printing technique, UVJP technology has the potential to offer high deposition rates for large-area OLEDs. In addition, UVJP technology reduces OLED material waste associated with use of a shadow mask (i.e., the waste of material that deposits on the shadow mask itself when fabricating an OLED). By comparison to inkjet printing, a UVJP process does not use liquid solvents and therefore the OLED materials utilized are not limited by their viscosity or solvent solubility. UVJP also avoids generation of solvent wastes and eliminates the additional step of removing residual solvent from the OLED device. In December 2024, we relocated the research and development for UVJP to our newly formed subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC) in Singapore. While we continue to focus on the long-term opportunity in the large-area display market for UVJP, our UVJC subsidiary continues to assess additional market opportunities where this technology may be transformative. We believe the successful implementation of UVJP technology has the potential to grow the market for our proprietary PHOLED materials and technologies.

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

We have been working with LG Display and its affiliates for over 15 years. In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display. In 2021, we and LG Display entered into new agreements that extended the terms of these agreements at least through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under their patent portfolio. The patent license calls for minimum annual license fees and additional incremental license fees based on LG Display’s volume of sale of licensed products. The OLED commercial supply agreement provides for the sale of dopant and host materials for use by LG Display. LG Display is currently the largest manufacturer of AMOLED displays for large-area televisions and produces display panels for a number of different television manufacturers.

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

In 2025, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma. Under the agreements, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products.

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

Our OLED Materials Manufacturing Business

We supply our proprietary UniversalPHOLED® materials to display manufacturers, lighting manufacturers and others. These materials are produced in batch quantities by PPG to our exacting product specifications using our manufacturing process and know-how. We qualify each batch of emitters at our device qualification facilities to ensure that they meet required specifications, and we store qualified product inventory for delivery to our customers. We believe that our inventory-carrying practices, along with the terms under which we sell our OLED materials (including payment terms), are typical for the markets in which we operate. In 2025, we completed successful Surveillance Audits on our ISO 9001:2015 Quality Management Systems, our ISO 14001:2015 Environmental Management Systems, and our ISO 45001:2018 Occupational Health and Safety Management Systems.

PPG

We have maintained a close working relationship with PPG since 2000. In 2011, we entered into an agreement with PPG, the term of which, by amendment in February 2021, continues through December 31, 2026, and thereafter is automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Under that agreement, PPG is responsible, under our direction, for manufacturing scale-up of our proprietary OLED materials, and for supplying us with those materials. We use these materials for our own research and development as well as for resale to our customers, both for their evaluation and for use in commercial OLED products. Through our collaboration with PPG, key raw materials are sourced from multiple suppliers to ensure that we are able to meet the needs of our customers on a timely basis. We have not had any issues with obtaining access to adequate amounts of any key raw materials.

In February 2021, we entered into an amendment to the PPG agreement extending the term of the agreement and specifying operation and maintenance services that will be provided by PPG affiliate, PPG SCM Ireland Limited (PPG SCM), to UDC Ireland at our manufacturing site in Shannon, Ireland, which we began leasing at such time for the production of our OLED materials. The Shannon manufacturing facility became operational in June 2022. We purchased the site in September 2023 and amended and restated the February 2021 amendment to the PPG agreement to reflect our ownership and PPG SCM’s updated operation and maintenance services after such purchase. The Shannon manufacturing facility provides incremental manufacturing capacity to meet our expanding production needs, and allows for the geographical diversification of our manufacturing base for the world-wide distribution of our materials. As with our initial agreement with PPG, under our amended and restated 2021 amendment we compensate PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

Collaborations with Other OLED Material Manufacturers

We continued our non-exclusive collaborative relationships with OLED material manufacturing customers during 2025. Most of these relationships are focused on combining our proprietary PHOLED emitting dopants with hosts and other OLED materials of these companies in an effort to optimize our PHOLED emitting dopant products and deliver a high-performance system to the end customer. Our product manufacturing customers are not required to purchase host materials from us. As a result, we do not believe these collaboration efforts will generate significant revenue for us as compared to our dopant and licensing businesses. We believe, however, that collaborative relationships such as these are important for ensuring success of the OLED industry and broader adoption of our PHOLED and other OLED technologies.

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

Application Centers

In addition to our laboratory facilities in Ewing, New Jersey, we have Application Centers in Hong Kong and Pangyo, South Korea and are in the process of opening a center in Chengdu, China. These centers, which include state-of-the-art OLED laboratories, better assist our Asia-based customers in their timely evaluation and adoption of our proprietary PHOLED materials, know-how and technologies in their respective PHOLED designs. We purchased the real estate housing our Application Center in Pangyo, South Korea in May 2023.

Our Contract Development and Manufacturing Organization: Adesis, Inc.

In 2016, we acquired Adesis, Inc. (Adesis), a contract development and manufacturing organization (CDMO) that provides support services to the OLED, pharma, biotech, catalysis and other industries. Adesis currently operates in its headquarters facility, which it purchased in 2017 and consists of over 47,500 square feet in New Castle, Delaware, and in another, leased, over 49,000 square foot facility in Wilmington, Delaware. As of December 31, 2025, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians.

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

The 2006 Research Agreement currently extends through April 2028. We make payments under the 2006 Research Agreement to USC on a quarterly basis as actual expenses are incurred. As of December 31, 2025, we were obligated to pay USC up to $6.3 million for work to be performed during the remaining extended term.

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

Intellectual Property

Along with our personnel, our primary and most fundamental assets are patents and other intellectual property. This includes more than 7,000 U.S. and foreign patents and patent applications that we own, exclusively license or have the sole right to sublicense. It also includes a substantial body of non-patented technical know-how that we have accumulated over time.

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

As of December 31, 2025, our portfolio included more than 7,000 unexpired issued patents and pending patent applications around the world.

Patents We License from Research Partners

We exclusively license patent rights from a number of university research partners. Generally, we sponsor scientific researchers at universities to undertake pre-defined research programs, and in exchange we receive license rights to patents that may be developed under the programs. As part of these programs, we may provide compensation in the form of support for research program-related activities, reimbursement for patent related costs, as well as providing for some forms of licensing and/or sublicensing fees for licensed technology that is commercialized by us or our customers. We have expanded our sponsored research programs over the past 10 years to include additional scientific researchers at a number of different institutions that we believe can provide breakthroughs in promising new fields of research that may benefit the OLED marketplace. As of December 31, 2025, the patent rights we exclusively license from all our university research partners included more than 600 issued patents and pending patent applications in jurisdictions around the world. Under our university patent license agreements, we are generally free to sublicense to third parties all or any portion of the licensed patent rights for the life of the licensed patents, though our rights are subject to termination for an uncured material breach or default by us, or if we become bankrupt or insolvent.

As part of our university license agreements, we may be required to compensate the universities to the extent we, or our sublicensees, utilize the licensed technology in commercial products. Under the 1997 Amended License Agreement we are required to pay Princeton royalties for licensed products sold by us or our sublicensees. These royalties amount to 3% of the net sales price for licensed products sold by us and 3% of the revenues we receive for licensed patents used by our sublicensees. We owed royalties under the 1997 Amended License Agreement of $450,000 for the year ended December 31, 2025.

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

Patents We Acquired from Merck KGaA

In 2023, UDC Ireland entered into a Patent Sale and License Agreement with Merck KGaA. Under this agreement, Merck KGaA sold to UDC Ireland all of its rights, title and interest to over 550 of its owned and licensed OLED-related patents and patent applications in exchange for a cash payment of $66 million. The Patent Sale and License Agreement contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of $66 million as acquired technology, which is being amortized over a period of 10 years. The transactions contemplated by the Merck KGaA Agreement were consummated on April 28, 2023.

In October 2025, UDC Ireland entered into an Intellectual Property Sales Agreement with Merck KGaA. Under this agreement, UDC Ireland agreed to acquire from Merck KGaA all of its rights, title and interest to more than 300 of its OLED-related patents and patent applications in exchange for cash payments totaling $50 million. The Intellectual Property Sale Agreement contains customary representations, warranties and covenants of the parties. The transaction closed during January 2026 and the acquired assets will be amortized over a period of 10 years.

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

Competition

The industry in which we operate is highly competitive. We compete against alternative display technologies, in particular LCDs, as well as other OLED technologies. We also compete in the lighting market against technologies, such as fluorescent bulbs, and inorganic LEDs, and against emerging technologies, such as other OLED technologies.

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

Lighting Industry Competitors

Although there has been a movement to phase out traditional incandescent bulbs throughout many countries, traditional incandescent bulbs and fluorescent lamps remain entrenched products in the lighting industry. The primary competition for OLED lighting products is compact fluorescent lamps and solid-state LEDs, which have realized significant market adoption in the general lighting market. Having attributes different from fluorescent lamps and LEDs, OLEDs may compete directly with these products for certain lighting applications. However, manufacturers of LEDs and compact fluorescent lamps may succeed in more broadly adapting their products to various lighting applications, or others may develop competing solid-state lighting technologies that are superior to OLEDs. Again, we cannot predict whether or when this might occur.

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

Our existing business relationships with SDC and other product manufacturers suggest that our OLED technologies and materials, particularly our PHOLED technologies and materials, may achieve a significant level of market penetration in the display and lighting industries. However, others, such as those working to develop thermally activated delayed fluorescence (TADF) and phosphorescent sensitized fluorescence, may succeed in developing new OLED technologies, materials and alternative solutions that may supplement, replace or reduce the quantity of our PHOLED material used in commercial devices. We cannot be sure of the extent to which product manufacturers will adopt and continue to utilize our OLED technologies and materials for the production of commercial displays and lighting products.

Our Venture Capital Business: UDC Ventures LLC

Our wholly-owned subsidiary, UDC Ventures LLC, is a corporate venture capital entity that funds companies we believe are developing innovative products and technologies that may be synergistic or complementary to our business and/or business strategies or which may otherwise provide favorable investment opportunities.

Human Capital

As of December 31, 2025, we had 469 active employees, none of whom are unionized. Of these employees, 340 are research scientists, engineers and laboratory technicians at our domestic and international facilities. This team includes chemists, physicists, engineers and technicians with physics, electrical engineering, mechanical engineering and organic/inorganic chemistry backgrounds, and highly-trained theoreticians and experimentalists. We believe that relations with our employees are good.

Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. Women represent 40% of our executive management team, 14% of our leadership (Director level and above) and 23% of our total workforce, as well as 50% of our Board of Directors. We have employees from over 25 countries in our workforce, and we believe that a diverse workforce made up of people with different ideas, strengths, interests and cultural backgrounds drives employee and business success. In 2025 our voluntary turnover rate was 5% and our overall employee growth rate remained flat. Additional data, including historical turnover and diversity information, as well as our corporate policies relating to our employee engagement and human capital, are updated on our website www.oled.com, and included in our annual Corporate Responsibility Report.

Our Company History

Our corporation was organized under the laws of the Commonwealth of Pennsylvania in 1985. Our business commenced in 1994 through the operations of a company then known as Universal Display Corporation, which had been incorporated under the laws of the State of New Jersey. In 1995, a wholly-owned subsidiary of ours merged into this New Jersey corporation. The surviving corporation in this merger became a wholly-owned subsidiary of ours and changed its name to UDC, Inc. Simultaneously with the consummation of this merger, we changed our name to Universal Display Corporation. UDC, Inc. functions as an operating subsidiary of ours and has certain overlapping officers and directors. We have also formed or acquired other wholly-owned subsidiaries, including Universal Display Corporation Hong Kong, Limited (2008), Universal Display Corporation Korea, Y.H. (2010), Universal Display Corporation Japan GK (2011), UDC Ireland Limited (2012), Universal Display Corporation China, Ltd. (2016), Adesis, Inc. (2016), UDC Ventures LLC (2019), OLED Material Manufacturing Limited (2020), OVJP Corporation (2020), Universal Vapor Jet Corporation Pte. Ltd. (2024), and UDC Chengdu OLED Technology, Ltd. (2025), and we established a representative office in Taiwan (2011).

Our Compliance with Environmental Protection Laws

We are not aware of any material effects that compliance with Federal, state or local environmental protection laws or regulations will have on our business. We have not incurred substantial costs to comply with any environmental protection laws or regulations, and we do not anticipate having to do so in the foreseeable future.

Our Internet Site

Our Internet address is www.oled.com. We make available through our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after we file such material with the U.S. Securities and Exchange Commission (the SEC). The SEC maintains a website that contains these reports as well as proxy statements and information regarding issuers who file electronically, with the address www.sec.gov. In addition, we have made available on our Internet website under the heading “Corporate Governance” the charter for the Audit Committee of our Board of Directors, the charter for the Human Capital Committee of our Board of Directors, the charter for the Nominating & Corporate Governance Committee of our Board of Directors, our Code of Ethics & Business Conduct for Employees, our Code of Conduct for Directors, and our Corporate Governance Guidelines. We intend to make available on our Internet website any future amendments or waivers to our Code of Ethics & Business Conduct for Employees and our Code of Conduct for Directors. The information on our Internet website is not part of this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 19, 2026:

Name	Age	Position
Steven V. Abramson	74	President, Chief Executive Officer and Director
Julia J. Brown	64	Executive Vice President and Chief Technical Officer
Janice K. Mahon	68	Senior Vice President of Technology Commercialization and General Manager, Commercial Sales Business
Brian Millard	43	Vice President, Chief Financial Officer and Treasurer
Mauro Premutico	60	Senior Vice President, Planning, Chief Legal Officer and Secretary

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

We believe that the strength of our current intellectual property position results primarily from the essential nature of our fundamental patents covering phosphorescent OLED devices and certain materials utilized in these devices. Certain of our existing fundamental phosphorescent OLED patents expired in the United States in 2017 and 2019; and expired in other countries of the world in 2018 and 2020. While we hold a wide range of additional patents and patent applications relating to our commercial OLED materials and technologies whose expiration dates extend (and in the case of patent applications, will extend) beyond 2025, many of which are also of importance in the OLED industry, none may be of an equally essential nature as our original fundamental patents, and therefore our competitive position may be less certain as a result of the expiration of these patents.

Our patent portfolio includes more than 7,000 issued and pending patents relating to our OLED technologies. There is no assurance that these patents and applications will not be challenged prior to their respective expirations in any of the jurisdictions in which they are utilized, or that if challenged, we will be able to secure sufficient breadth of protection, and monetary and injunctive relief for the violation of our rights to make up for the business harm resulting from such activities. Moreover, there can be no assurance that competitors will not develop or produce competing PHOLED material designs that may be outside of our existing patents. There may also be fundamental new advancements in the field of OLED technology that could enable the commercial use of older and unpatented PHOLED materials or the adoption of new OLED materials that do not require the utilization of our proprietary PHOLED materials to achieve superior performance characteristics.

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

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, without limitation, unanticipated technical or other problems and the possible insufficiency of funds for completing development of these products. Technical problems may result in delays and cause us to incur additional expenses. If we cannot complete research and development of our OLED technologies and materials successfully, or if we experience delays in completing research and development of our OLED technologies and materials for use in potential commercial applications, particularly after incurring significant expenditures, our business may fail.

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

The display market remains dominated by displays based on LCD technology. Numerous companies are making investments in competing display technologies, such as LCD and microLED. A similar situation exists in the solid-state lighting market, which is currently dominated by LED products. Advances in any of these various technologies may overcome their current limitations and permit them to become the leading technologies in their field, either of which could limit the potential market for products utilizing our OLED technologies and materials. This, in turn, would cause product manufacturers to avoid entering into commercial relationships with us, or to terminate or not renew their existing relationships with us.

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

Heightened levels of inflation on critical raw material and labor costs and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the display and lighting industries in general. If inflation on critical raw materials and labor remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts.

In addition, our business could be adversely impacted if our customers experience budget, inflationary or other pressures, such as increases in the cost of borrowing from rising interest rates. Increases in interest rates may have a particularly pronounced impact on highly leveraged customers located in the Asia-Pacific region. These customers may face greater challenges in servicing debt and maintaining liquidity in a rising rate environment, which could negatively affect their ability to invest in and commercialize products that utilize our OLED technologies and materials. As a result, financial strain on these key customers could reduce demand for our products and adversely affect our business and operating results.

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

Our business prospects depend significantly on our ability to obtain proprietary OLED materials for our own use and for sale to product manufacturers. Our agreement with PPG provides us with a source for these materials for development, evaluation and commercial purposes. Our agreement with PPG currently runs through the end of 2026 and shall be automatically renewed for additional one-year terms, unless terminated by us with prior notice of one year or terminated by PPG with prior notice of two years. Our inability to continue obtaining these OLED materials from PPG or another source at cost-competitive prices and to continue obtaining these OLED materials in sufficient quantities to meet our product manufacturers' current and future demands and timetables would have a material adverse effect on our revenues and cost of goods sold relating to sales of these materials to OLED product manufacturers, as well as on our ability to perform future development work.

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

As of February 19, 2026, we have issued and outstanding 200,000 shares of Series A Nonconvertible Preferred Stock, all of which are held by an entity controlled by members of the family of Sherwin I. Seligsohn, our late founder and former Chairman of the Board of Directors. Our Board of Directors has authorized and issued other shares of preferred stock in the past, none of which are currently outstanding, and may do so again at any time in the future.

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

Members of our management team, most notably our Chief Financial Officer, who has responsibility for managing our Information Technology and Security functions, are responsible for leading our cybersecurity program. Our management team meets regularly with our information technology leadership personnel, including our Vice President, Head of Global Information Technology, who reports to our Chief Financial Officer, to receive updates and data on cybersecurity management activities, including assessments on emerging technologies and evaluations of recommended practices related to cybersecurity measures. Our Vice President, Head of Global Information Technology, who has decades of information technology leadership experience, and our Chief Financial Officer maintain their expertise through participating in events such as continuing education and training, and information-sharing collaborations. We have added personnel to our Information Technology team who are dedicated to cybersecurity matters and also retain a third-party Information Security consulting firm to advise on and assess our cybersecurity processes on an ongoing basis.

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

ITEM 2. PROPERTIES

As of December 31, 2025, our principal operating facilities were located at the following locations:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

Our common stock is quoted on the Nasdaq Global Select Market website under the symbol “OLED.” As of February 19, 2026, there were approximately 228 holders of record of our common stock.

During 2023, 2024 and 2025, we declared and paid cash dividends on our common stock. While we intend to pay regular quarterly dividends in the future, payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors. As such, we may modify, suspend or cancel our cash dividend policy in any manner and at any time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 29, 2025, our Board of Directors approved a share repurchase program, authorizing us to purchase up to $100.0 million of our common stock. The repurchase authorization was effective immediately and permits shares of our common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program has no time limit, does not obligate us to acquire a specified number of shares and may be modified, suspended or discontinued at any time at our discretion.

Share repurchase activity during the three months ended December 31, 2025, was as follows (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 2025	—	$—	—	$100,000
November 2025	146,729	115.77	146,729	83,013
December 2025	144,481	118.17	144,481	65,939
Total	291,210	$116.96	291,210	$65,939

Performance Graph

The performance graph below compares the change in the cumulative shareholder return of our common stock from December 31, 2020 to December 31, 2025, with the percentage change in the cumulative total return over the same period on (i) the Russell 2000 Index, and (ii) the S&P 500 Electronics Components Index. This performance graph assumes an initial investment of $100 on December 31, 2019 in each of our common stock, the Russell 2000 Index and the S&P 500 Electronics Components Index.

	Cumulative Total Return
	12/20	12/21	12/22	12/23	12/24	12/25
Universal Display Corp.	$100.00	$72.11	$47.69	$85.18	$65.70	$53.16
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P 500 Electronic Components	100.00	122.99	108.52	130.39	191.24	370.16

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, and herein by reference.

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

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers, automotive applications and specialty lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

On December 2, 2022, we entered into a commercial patent license agreement with Samsung Display Co., Ltd. (SDC), replacing a previous license agreement that had been in place since 2018. This agreement, which covers the manufacture and sale of specified OLED display materials, was effective as of January 1, 2023 and lasts through the end of 2027 with an additional two-year extension option for SDC. Under this agreement, we are being paid a license fee, which includes quarterly and annual payments over the agreement term. The agreement conveys to SDC the non-exclusive right to use certain of our intellectual property assets for a limited period of time that is less than the estimated life of the assets

At the same time that we entered into the current commercial license agreement with SDC, we also entered into a material purchase agreement with SDC, which lasts for the same term as the license agreement and is subject to the same extension option. This new material purchase agreement replaced a previous purchase agreement that had been in place since 2018. Under the material purchase agreement, SDC agrees to purchase from us a minimum amount of red and green phosphorescent emitter materials for use in the manufacture of licensed products. This minimum commitment is subject to SDC’s requirements for phosphorescent emitter materials and our ability to meet these requirements over the term of the supplemental agreement.

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). In 2021, we and LG Display entered into new agreements that extended the terms of these agreements at least through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under their patent portfolio. The patent license calls for minimum annual license fees and additional incremental license fees based on LG Display’s volume of sale of licensed products. The OLED commercial supply agreement provides for the sale of dopant and host materials for use by LG Display.

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

In 2025, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the agreements, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of December 31, 2025, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), operating in California, in order to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology, which we now refer to as Universal Vapor Jet Printing (UVJP). In December 2024, we announced that the OVJP Corp facility in California would be closing and UVJP operations would be relocated to our newly formed Singapore subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC), as well as continued operations in our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for UVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary continues to assess additional market opportunities where this technology may be transformative. As a result of the closure of the OVJP Corp location in California, we recorded $2.2 million and $8.9 million of restructuring costs for the years ended December 31, 2025 and 2024, respectively.

In February 2021, we announced the establishment of a new manufacturing site in Shannon, Ireland and an agreement between UDC Ireland Limited and PPG for the production of our OLED materials. The Shannon manufacturing facility became operational in June 2022 and we purchased the site during September 2023. The Shannon manufacturing facility provides incremental manufacturing capacity to meet our expanding production needs, and allows for the geographical diversification of our manufacturing base for the world-wide distribution of our materials

We also generate technology development and support revenue earned from development and technology evaluation agreements and commercialization assistance fees.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with our customers. The remaining revenue recognized is in the form of contract research services revenue earned by our subsidiary, Adesis, Inc., and our occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2025, 2024 or 2023 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

During the year ended December 31, 2025, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. In addition, the Company has an unrealized gain on investments that if sold, could offset the capital loss carryforward within the carryforward period. As such the valuation allowance on the capital loss was reversed. There are no indicators against the realizability of the remaining net-deferred tax assets.

RESULTS OF OPERATIONS

For a discussion of our results of operations comparison for the years ended December 31, 2024 and 2023, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 20, 2025.

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	Year Ended December 31,
	2025	2024	(Decrease) Increase
REVENUE:
Material sales	$352,974	$365,419	$(12,445)
Royalty and license fees	275,134	266,820	8,314
Contract research services	22,503	15,445	7,058
Total revenue	650,611	647,684	2,927
COST OF SALES	154,126	148,461	5,665
Gross margin	496,485	499,223	(2,738)
OPERATING EXPENSES:
Research and development	146,097	157,187	(11,090)
Selling, general and administrative	74,318	74,286	32
Amortization of acquired technology and other intangible assets	18,198	18,200	(2)
Patent costs	8,790	8,699	91
Royalty and license expense	504	2,048	(1,544)
Total operating expenses	247,907	260,420	(12,513)
OPERATING INCOME	248,578	238,803	9,775
Interest income, net	39,708	40,682	(974)
Other income (loss), net	6,510	(7,357)	13,867
Interest and other income, net	46,218	33,325	12,893
INCOME BEFORE INCOME TAXES	294,796	272,128	22,668
INCOME TAX EXPENSE	(52,721)	(50,049)	(2,672)
NET INCOME	$242,075	$222,079	$19,996

Revenue

Our total material sales were $353.0 million for the year ended December 31, 2025, as compared to $365.4 million for the year ended December 31, 2024, a decrease of 3% with a commensurate decrease in unit material volume of 1%. The decrease in material sales was primarily due to changes in customer mix and lower unit material volume.

•
Green emitter sales for the year ended December 31, 2025, which include our yellow-green emitters, were $265.8 million as compared to $272.4 million for the year ended December 31, 2024, with unit material volumes increasing by less than 1%.
•
Red emitter sales for the year ended December 31, 2025 were $82.9 million as compared to $88.5 million for the year ended December 31, 2024, with unit material volumes decreasing by 4%.

Revenue from royalty and license fees was $275.1 million for the year ended December 31, 2025 as compared to $266.8 million for the year ended December 31, 2024, an increase of 3%. The increase in royalty and license fees was primarily the result of changes in customer mix, partially offset by a $7.1 million reduction in revenue due to an out of period adjustment. The out of period adjustment was due to a correction of an error that originated during the third quarter of 2023. We have evaluated the impacts of this error, both quantitatively and qualitatively, and have concluded that the error was not material to the Consolidated Financial Statements for any interim or annual period prior to the three months ended September 30, 2025, nor was it material to the full year ended December 31, 2025.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was $14.1 million for the year ended December 31, 2025 as compared to $10.8 million for the year ended December 31, 2024. For each of the years ended December 31, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $22.5 million for the year ended December 31, 2025 as compared to $15.4 million for the year ended December 31, 2024, an increase of 46%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at our subsidiary, Adesis, during the year ended December 31, 2025. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of Sales

Cost of sales for the year ended December 31, 2025 increased by $5.7 million as compared to the year ended December 31, 2024, primarily due to Adesis' cost of sales and changes in product mix. As a result of the decrease in revenue from material sales, partially offset by the increases in revenue from royalty and license fees and contract research, gross margin for the year ended December 31, 2025 decreased by $2.7 million as compared to the year ended December 31, 2024, with gross margin as a percentage of revenue decreasing to 76% from 77%.

Research and development

Research and development expenses decreased to $146.1 million for the year ended December 31, 2025, as compared to $157.2 million for the year ended December 31, 2024. The decrease in research and development expenses was primarily due to restructuring costs and closure of the OVJP Corp facility in California during December 2024.

Selling, general and administrative

Selling, general and administrative expenses was $74.3 million for each of the years ended December 31, 2025 and 2024.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets was $18.2 million for each of the years ended December 31, 2025 and 2024. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $8.8 million for the year ended December 31, 2025, as compared to $8.7 million for the year ended December 31, 2024.

Royalty and license expense

Royalty and license expense decreased to $504,000 for the year ended December 31, 2025, as compared to $2.0 million for the year ended December 31, 2024. This decrease was due to a one-time expense of $1.5 million in the year ended December 31, 2024 in connection with an amendment to our existing amended license agreement, effective as of October 9, 1997, with Princeton University and the University of Southern California.

Interest and other income, net

Interest income, net was $39.7 million for the year ended December 31, 2025, as compared to $40.7 million for the year ended December 31, 2024. Other income (loss), net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other income, net of $6.5 million for the year ended December 31, 2025 as compared to other loss, net of $7.4 million for the year ended December 31, 2024. The increase in other income (loss), net during the year ended December 31, 2025 was primarily due to a $3.9 million investment gain, net on our marketable equity securities portfolio and a $935,000 foreign exchange gain during the year ended December 31, 2025 as compared to a $7.2 million foreign exchange loss during the year ended December 31, 2024. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 17.9% and 18.4% for the years ended December 31, 2025 and 2024, respectively, and we recorded income tax expense of $52.7 million and $50.0 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of December 31, 2025, we had cash and cash equivalents of $138.4 million, short-term investments of $464.0 million, and long-term U.S. Government bond investments of $353.0 million for a total of $955.4 million. This compares to cash and cash equivalents of $99.0 million, short-term investments of $393.7 million, and long-term U.S. Government bond investments of $435.5 million for a total of $928.2 million as of December 31, 2024.

Cash provided by operating activities for the year ended December 31, 2025 was $210.8 million resulting from $242.1 million of net income and an increase of $68.3 million due to non-cash items including depreciation, stock-based compensation and amortization of intangibles, partially offset by a $99.6 million reduction due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in inventory of $58.0 million, an increase in other assets of $27.0 million, a decrease in deferred revenue of $10.7 million and an increase accounts receivable of $6.3 million, partially offset by an increase in accounts payable and accrued expenses of $2.1 million and an increase in other liabilities of $248,000. The increase in inventory during the year ended December 31, 2025 was primarily due to purchases of certain strategic raw materials.

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

Cash used in investing activities was $45.5 million for the year ended December 31, 2025, as compared to $164.4 million for the year ended December 31, 2024. The decrease was due to the timing of maturities and purchases of investments resulting in net sales and maturities of $20.9 million for the year ended December 31, 2025, as compared to net purchases of $121.8 million for the year ended December 31, 2024, partially offset by an increase in purchases of intangibles and property and equipment of $23.8 million. The increase in property, plant and equipment purchases during the year ended December 31, 2025 was primarily due to the continued expansion of the manufacturing facility in Shannon, Ireland and improvements to our research and development facility in Ewing, New Jersey.

Cash used in financing activities was $126.0 million for the year ended December 31, 2025, as compared to $82.3 million for the year ended December 31, 2024. The increase was due to an increase in repurchases of common stock of $32.9 million, an increase in the cash payment of dividends in the current year of $9.4 million and an increase in the payment of withholding taxes related to stock-based compensation to employees of $1.2 million and a decrease in the proceeds from issuance of common stock of $200,000.

Working capital was $979.0 million as of December 31, 2025, as compared to $774.4 million as of December 31, 2024. The increase was primarily due to increases in short-term investments, inventory, and cash and cash equivalents.

Several significant contractual obligations are anticipated to be incurred in future periods and include payments for retirement benefit plan obligations, lease obligations and PPG inventory commitments. Payments towards the retirement plan obligations commenced during fiscal year 2023 and are expected to total $77.2 million over the remaining life of the plan. Existing lease obligations are $5.3 million for both fiscal years 2026 and 2027, $5.0 million for fiscal year 2028 and $10.3 million thereafter. Existing PPG inventory commitments are $40.7 million and will fluctuate based on PPG production needs to fulfill our demand for commercial emitter material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, which is to be filed with the U.S. Securities and Exchange Commission no later than April 30, 2026 (our Proxy Statement), and which is incorporated herein by reference. Information regarding our executive officers is included at the end of Item 1 in Part I of this report.

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
10.10+

Amended and Restated Amendment, dated February 20, 2024, to Amended and Restated OLED Materials Supply and Service Agreement, dated as of October 1, 2011, between the Registrant and PPG Industries, Inc. (17)

10.11#	Universal Display Corporation Annual Incentive Plan (11)
10.12#	Form Agreement - Restricted Stock Unit Grant Letter (17)

10.13#	Form Agreement - Performance Stock Unit Grant Letter (17)
10.14#	Universal Display Corporation 2014 Equity Compensation Plan (12)
10.15#	Amendment 2015-1, dated March 3, 2015, to Universal Display Corporation Supplemental Executive Retirement Plan (13)
10.16#	Amended and Restated Change in Control Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.17#	Amendment to Amended and Restated Change in Control Agreement, dated May 31, 2023, between the registrant and Brian Millard (14)
10.18#	Restricted Stock Grant Unit Agreement between the registrant and Brian Millard, dated as of September 6, 2022 (11)
10.19+	OLED Patent License Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.20+	Supplemental OLED Material Purchase Agreement between UDC Ireland Limited and Samsung Display Co., Ltd., dated as of December 2, 2022 (11)
10.21#	Universal Display Corporation 2023 Equity Compensation Plan (15)
10.22#	UDC, Inc. Deferred Compensation Plan (16)
19.1	Universal Display Corporation Employee Insider Trading Policy (17)
19.2	Universal Display Corporation Officer, Director, Finance and Legal Employee Insider Trading Policy (17)
21*	Subsidiaries of the registrant
23.1*	Consent of KPMG LLP
31.1*	Certifications of Steven V. Abramson, Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certifications of Brian Millard, Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)
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

97#	Universal Display Corporation Compensation Recoupment Policy (18)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents (Calculation; Definition; Label; Presentation)
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Item 101.INS)

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
(15)
Filed as Annex A to the Company's Definitive Proxy Statement for the 2023 Annual Meeting filed with the SEC on April 20, 2023.
(16)
Filed as an Exhibit to the Current Report on Form 8-K filed with the SEC on November 2, 2023.
(17)
Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven V. Abramson	President, Chief Executive Officer and Director (principal executive officer)	February 19, 2026
Steven V. Abramson

/s/ Brian Millard	Vice President, Chief Financial Officer and Treasurer	February 19, 2026
Brian Millard	(principal financial and accounting officer)

/s/ Sidney D. Rosenblatt	Chair of the Board of Directors	February 19, 2026
Sidney D. Rosenblatt

/s/ Elizabeth H. Gemmill	Lead Independent Director	February 19, 2026
Elizabeth H. Gemmill

/s/ Nigel Brown	Director	February 19, 2026
Nigel Brown

/s/ Cynthia J. Comparin	Director	February 19, 2026
Cynthia J. Comparin

/s/ Richard C. Elias	Director	February 19, 2026
Richard C. Elias

/s/ C. Keith Hartley	Director	February 19, 2026
C. Keith Hartley

/s/ Celia M. Joseph	Director	February 19, 2026
Celia M. Joseph

/s/ Lawrence Lacerte	Director	February 19, 2026
Lawrence Lacerte

/s/ Joan Lau	Director	February 19, 2026
Joan Lau

/s/ April Walker	Director	February 19, 2026
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on the criteria in Internal Control-Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been attested to by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on the following page.

Steven V. Abramson President and Chief Executive Officer	Brian Millard Vice President, Chief Financial Officer and Treasurer

February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Universal Display Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Universal Display Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Universal Display Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Philadelphia, Pennsylvania

February 19, 2026

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,353	$98,980
Short-term investments	464,004	393,690
Accounts receivable	119,953	113,648
Inventory	240,912	182,938
Other current assets	123,836	110,575
Total current assets	1,087,058	899,831
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $189,326 and $169,877	214,947	195,239
ACQUIRED TECHNOLOGY, net of accumulated amortization of $220,392 and $203,621	56,783	73,554
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $13,269 and $11,842	4,019	5,446
GOODWILL	15,535	15,535
INVESTMENTS	377,034	457,593
DEFERRED INCOME TAXES	79,454	78,320
OTHER ASSETS	128,932	106,815
TOTAL ASSETS	$1,963,762	$1,832,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,344	$36,590
Accrued expenses	52,564	46,026
Deferred revenue	21,011	33,074
Other current liabilities	11,094	9,720
Total current liabilities	108,013	125,410
DEFERRED REVENUE	1,943	537
RETIREMENT PLAN BENEFIT LIABILITY	56,541	54,450
OTHER LIABILITIES	36,246	35,411
Total liabilities	202,743	215,808
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 48,916,606 and 48,834,541 shares issued, and 47,259,748 and 47,468,893 shares outstanding at December 31, 2025 and December 31, 2024, respectively	489	488
Additional paid-in capital	744,692	723,719
Retained earnings	1,090,479	934,655
Accumulated other comprehensive income (loss)	781	(1,055)
Treasury stock, at cost (1,656,858 and 1,365,648 shares at December 31, 2025 and December 31, 2024, respectively)	(75,424)	(41,284)
Total shareholders’ equity	1,761,019	1,616,525
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,963,762	$1,832,333

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Material sales	$352,974	$365,419	$322,029
Royalty and license fees	275,134	266,820	238,389
Contract research services	22,503	15,445	16,011
Total revenue	650,611	647,684	576,429
COST OF SALES	154,126	148,461	135,376
Gross margin	496,485	499,223	441,053
OPERATING EXPENSES:
Research and development	146,097	157,187	130,481
Selling, general and administrative	74,318	74,286	67,387
Amortization of acquired technology and other intangible assets	18,198	18,200	15,993
Patent costs	8,790	8,699	9,356
Royalty and license expense	504	2,048	647
Total operating expenses	247,907	260,420	223,864
OPERATING INCOME	248,578	238,803	217,189
Interest income, net	39,708	40,682	28,166
Other income (loss), net	6,510	(7,357)	(184)
Interest and other income, net	46,218	33,325	27,982
INCOME BEFORE INCOME TAXES	294,796	272,128	245,171
INCOME TAX EXPENSE	(52,721)	(50,049)	(42,160)
NET INCOME	$242,075	$222,079	$203,011
NET INCOME PER COMMON SHARE:
BASIC	$5.09	$4.66	$4.25
DILUTED	$5.08	$4.65	$4.24
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,548,046	47,548,931	47,559,669
DILUTED	47,658,295	47,652,662	47,622,763
CASH DIVIDEND DECLARED PER COMMON SHARE	$1.80	$1.60	$1.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME	$242,075	$222,079	$203,011
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities	1,986	411	8,745
Employee benefit plan:
Actuarial (loss) gain on retirement plan, net of tax of $101, $178 and ($2,168), respectively	(320)	(559)	7,207
Amortization of prior service cost, actuarial loss and curtailment charge for retirement plan included in net periodic pension costs, net of tax of ($5), ($84) and ($299), respectively	18	261	996
Net change in employee benefit plan	(302)	(298)	8,203
Change in cumulative foreign currency translation adjustment	152	(82)	418
TOTAL OTHER COMPREHENSIVE INCOME	1,836	31	17,366
COMPREHENSIVE INCOME	$243,911	$222,110	$220,377

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2022	200,000	$2	49,136,030	$491	$681,335	$653,277	$(18,452)	1,365,648	$(41,284)	$1,275,369
Net income	—	—	—	—	—	203,011	—	—	—	203,011
Other comprehensive income	—	—	—	—	—	—	17,366	—	—	17,366
Cash dividends declared	—	—	—	—	—	(66,735)	—	—	—	(66,735)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	(405,004)	(4)	18,219	—	—	—	—	18,215
BALANCE, DECEMBER 31, 2023	200,000	2	48,731,026	487	699,554	789,553	(1,086)	1,365,648	(41,284)	1,447,226
Net income	—	—	—	—	—	222,079	—	—	—	222,079
Other comprehensive income	—	—	—	—	—	—	31	—	—	31
Cash dividends declared	—	—	—	—	—	(76,977)	—	—	—	(76,977)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	103,515	1	24,165	—	—	—	—	24,166
BALANCE, DECEMBER 31, 2024	200,000	2	48,834,541	488	723,719	934,655	(1,055)	1,365,648	(41,284)	1,616,525
Net income	—	—	—	—	—	242,075	—	—	—	242,075
Other comprehensive income	—	—	—	—	—	—	1,836	—	—	1,836
Common stock repurchased	—	—	—	—	—	—	—	291,210	(34,140)	(34,140)
Cash dividends declared	—	—	—	—	—	(86,251)	—	—	—	(86,251)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	82,065	1	20,973	—	—	—	—	20,974
BALANCE, DECEMBER 31, 2025	200,000	$2	48,916,606	$489	$744,692	$1,090,479	$781	1,656,858	$(75,424)	$1,761,019

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$242,075	$222,079	$203,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,389	25,940	27,409
Impairment of property and equipment and right-of-use asset due to OVJP restructuring	1,577	7,498	—
Amortization of intangibles	18,198	18,200	15,993
Investment gains, net	(8,765)	(7,399)	(11,603)
Stock-based compensation	28,227	30,032	24,109
Deferred income tax benefit	(1,036)	(19,117)	(3,766)
Retirement plan expense, net of benefit payments	1,694	1,808	3,129
Decrease (increase) in assets:
Accounts receivable	(6,305)	26,202	(47,186)
Inventory	(57,974)	(7,143)	7,425
Other current assets	(3,261)	(23,210)	(41,574)
Other assets	(23,694)	(2,968)	4,450
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,114	10,357	4,047
Other current liabilities	(441)	1,269	(21,481)
Deferred revenue	(10,657)	(26,108)	(4,159)
Other liabilities	689	(3,700)	(5,027)
Net cash provided by operating activities	210,830	253,740	154,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56,470)	(42,637)	(59,792)
Purchase of intangibles	(10,000)	—	(66,563)
Purchases of investments	(375,506)	(594,848)	(531,103)
Proceeds from sale and maturity of investments	396,500	473,075	574,165
Net cash used in investing activities	(45,476)	(164,410)	(83,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,020	2,220	2,012
Repurchases of common stock	(32,881)	—	—
Payment of withholding taxes related to stock-based compensation to employees	(9,571)	(8,386)	(8,206)
Cash dividends paid	(85,549)	(76,169)	(66,735)
Net cash used in financing activities	(125,981)	(82,335)	(72,929)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,373	6,995	(1,445)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	98,980	91,985	93,430
CASH AND CASH EQUIVALENTS, END OF YEAR	$138,353	$98,980	$91,985
SUPPLEMENTAL DISCLOSURES:
Unrealized gain on available-for-sale securities	$1,984	$411	$8,938
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300	300
Repurchases of common stock included in other current liabilities	1,259	—	—
Net change in accounts payable and accrued expenses related to purchases of property and equipment	8,373	(9,448)	678
Cash paid for income taxes, net of refunds	71,438	71,973	96,176

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

The Company’s primary business strategy is to (1) develop new OLED materials and sell existing and new materials to product manufacturers of products for display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices, notebook computers, personal computers, automotive applications, and specialty lighting products; and (2) further develop and either license or otherwise commercialize the Company’s proprietary OLED material, device design and manufacturing technologies to those manufacturers. The Company has established a significant portfolio of proprietary OLED technologies and materials, primarily through internal research and development efforts and acquisitions of patents and patent applications, as well as maintaining long-standing, and establishing new relationships with world-class universities, research institutions and strategic manufacturing partnerships. The Company currently owns, exclusively licenses or has the sole right to sublicense more than 7,000 patents issued and pending worldwide.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining investments as available-for-sale. These securities (excluding minority equity investments) are carried at fair value, with unrealized gains and losses reported in shareholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable balance is a result of chemical sales, royalties and license fees. These receivables have historically been paid timely. Due to the nature of the accounts receivable balance, the Company believes there is no significant collection risk. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, allowances for credit losses would be required. When evaluating whether a credit loss has occurred, the Company assumes that the financial condition of its customers as of the balance sheet date remains unchanged throughout the remaining life of current accounts receivable and current contract assets. As of December 31, 2025 and 2024, the allowance for credit losses was $179,000 and $175,000, respectively.

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

As a result of the closure of OVJP Corp's location in California and related restructuring, the Company recorded a $1.6 million right-of-use asset impairment for the year ended December 31, 2025 and a $7.5 million impairment of property and equipment and right-of-use asset for the year ended December 31, 2024. As of December 31, 2025, Company management believed that no additional revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the year ended December 31, 2023.

Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. If after assessing the totality of events or circumstances as those described in the qualitative assessment, it is determined that it is more likely than not the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test will be performed. Under the quantitative test, the fair value of the reporting unit is compared to its carrying amount including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit would be considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The Company performed its annual impairment assessment as of December 31, 2025 utilizing a qualitative assessment and concluded that it was more likely than not that the fair value of Adesis is greater than its carrying value. Future impairment tests will continue to be performed annually in the fiscal fourth quarter, or sooner if a triggering event occurs. As of December 31, 2025, no indications of impairment existed.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2025, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the years ended December 31, 2025, 2024 or 2023 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). In 2021, the Company and LG Display entered into new agreements that extended the terms of these agreements at least through the end of 2025. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under their patent portfolio. The patent license calls for minimum annual license fees and additional incremental license fees based on LG Display’s volume of sale of licensed products. The OLED commercial supply agreement provides for the sale of dopant and host materials for use by LG Display.

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

In 2025, the Company entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Micro-electronics Co., Ltd. (Tianma). Under the agreements, the Company has granted Tianma non-exclusive license rights under various patents owned or controlled by the Company to manufacture and sell OLED display products. Additionally, the Company supplies phosphorescent OLED materials to Tianma for use in its licensed products.

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

In June 2020, the Company formed a wholly-owned subsidiary, OVJP Corp in California, as a Delaware corporation, which was founded to advance the commercialization of the Company's proprietary OVJP technology, which the Company now refers to as Universal Vapor Jet Printing (UVJP). In December 2024, the Company announced that the OVJP Corp facility in California would be closing and UVJP operations would be relocated to the Company's newly formed subsidiary, UVJC in Singapore, as well as continued operations in the Company's Tech and Innovation Center in New Jersey. As a result of the closure of OVJP Corp's location in California, the Company determined to record $2.2 million and $8.9 million of restructuring costs for the years ended December 31, 2025 and 2024, respectively. The OVJP Corp restructuring costs are included in the research and development expense line item on the Consolidated Statements of Income.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill includes several changes to federal tax law that generally allow for more favorable treatment of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures. H.R.1 also includes certain changes to the international tax framework and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. During the year ended December 31, 2025, the Company evaluated H.R 1 and estimated its impact on the Consolidated Financial Statements to be immaterial. The Company will continue to evaluate the full impact of the legislative changes as additional guidance becomes available.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard enhances the annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity's worldwide operations. The adoption of ASU 2023-09, during the annual period ended December 31, 2025, resulted in enhanced income tax disclosures included in Note 20.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard reduces the cost and complexity of applying Topic 326 (credit losses) to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). The Company chose to early adopt ASU 2025-05 during the annual period ended December 31, 2025, and elected the practical expedient. This practical expedient permits the Company to assume the current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The adoption of ASU 2025-05, during the annual period ended December 31, 2025, did not have an impact on the Consolidated Financial Statements and related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard updates the accounting for internal-use software by eliminating the concept of development stages. Under this updated guidance, software costs are capitalized once management has authorized and committed funding to the project, and it is probable the project will be completed and the software used as intended. ASU 2025-06 becomes effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. The Company is evaluating the potential impact of this standard on the Consolidated Financial Statements and related disclosures.

3.
CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of marketable fixed income securities consists of U.S. Government bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Fair Value
December 31, 2025
Cash accounts in banking institutions	$110,892	$—	$—	$110,892
US Government bonds	$26,479	—	—	$26,479
Money market accounts	982	—	—	982
	$138,353	$—	$—	$138,353
December 31, 2024
Cash accounts in banking institutions	$96,318	$—	$—	$96,318
Money market accounts	2,662	—	—	2,662
	$98,980	$—	$—	$98,980

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
December 31, 2025
U.S. Government bonds	$453,812	$1,592	$(6)	$455,398
Marketable equity securities (1)	4,677	3,943	(14)	8,606
	$458,489	$5,535	$(20)	$464,004
December 31, 2024
U.S. Government bonds	$392,778	$758	$—	$393,536
Marketable equity securities (1)	142	12	—	154
	$392,920	$770	$—	$393,690

(1)
Changes in aggregate fair value recorded in other income (loss), net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
December 31, 2025
U.S. Government bonds	$351,125	$1,873	$(11)	$352,987
	$351,125	$1,873	$(11)	$352,987
December 31, 2024
U.S. Government bonds	434,766	1,302	(595)	$435,473
	$434,766	$1,302	$(595)	$435,473

As of December 31, 2025, 100% of the Company's long-term U.S. Government bonds had maturities between one and three years.

Minority Equity Investments and Convertible Notes

The Company’s portfolio of minority equity investments and convertible notes consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments and convertible notes are included in investments on the Consolidated Balance Sheets. As of both December 31, 2025 and 2024, the Company had minority equity investments in six entities, with a total carrying value of $22.0 million and $18.6 million, respectively, accounted for as equity securities without readily determinable fair values. As of both December 31, 2025 and 2024, the Company had two convertible note investments, with a total fair value of $2.0 million and $3.5 million, respectively, accounted for as available-for-sale debt securities without readily determinable fair values. During the years ended December 31, 2025 and 2024, the Company did not recognize an impairment in the value of its minority equity investments.

4.
FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$455,398	$455,398	$—	$—
Long-term U.S. Government bonds	352,987	352,987	—	—
Cash equivalents	27,461	27,461	—	—
Short-term marketable equity securities	8,606	8,606	—	—
Convertible notes	2,000	—	—	2,000

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term U.S. Government bonds	$393,536	393,536	—	—
Long-term U.S. Government bonds	435,473	435,473	—	—
Cash equivalents	2,662	2,662	—	—
Short-term marketable equity securities	154	154	—	—
Convertible notes	3,500	—	—	3,500

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income (loss), net on the Consolidated Statements of Income. There were no credit losses on debt investments as of December 31, 2025 or 2024.

5.
INVENTORY:

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$144,300	$106,795
Work-in-process	24,102	16,374
Finished goods	72,510	59,769
Inventory	$240,912	$182,938

The increase in inventory during the year ended December 31, 2025 was primarily due to purchases of certain strategic raw materials. The Company recorded an increase in its inventory reserves of $376,000, $3.1 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, due to excess inventory levels in certain products.

6.
PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Land	$12,230	$12,230
Building and improvements	166,250	131,288
Office and lab equipment	180,473	159,448
Furniture, fixtures and computer related assets	16,875	16,858
Construction-in-progress	28,445	45,292
	404,273	365,116
Less: Accumulated depreciation	(189,326)	(169,877)
Property and equipment, net	$214,947	$195,239

Depreciation expense was $28.4 million, $25.9 million and $27.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company disposed of $7.0 million in property and equipment with no net book value. These assets were previously impaired as of December 31, 2024, in connection with the closure of the OVJP Corp facility in California.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	December 31,
	2025	2024
Merck KGaA	66,012	66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	277,175	277,175
Less: Accumulated amortization	(220,392)	(203,621)
Acquired technology, net	$56,783	$73,554

Amortization expense related to acquired technology was $16.8 million, $16.8 million and $14.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $12.0 million in the year ending December 31, 2026, $7.2 million in each of the years ending December 31, 2027 and 2028, $7.1 million in each of the years ending December 31, 2029 and 2030, and $16.2 million in total thereafter.

Merck KGaA Patent Acquisitions

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

In October 2025, UDC Ireland entered into an Intellectual Property Sales Agreement with Merck KGaA. Under this agreement, UDC Ireland agreed to acquire from Merck KGaA all of its rights, title and interest to more than 300 of its OLED-related patents and patent applications in exchange for cash payments totaling $50.0 million. The Intellectual Property Sale Agreement contains customary representations, warranties and covenants of the parties. In November 2025, an initial payment of $10.0 million was made toward the purchase price and is included in other current assets on the Consolidated Balance Sheets as of December 31, 2025. The transaction closed during January 2026 and the acquired assets will be amortized over a period of 10 years.

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

At December 31, 2025, these other intangible assets consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,632)	$1,888
Developed IP, processes and recipes	4,820	(3,028)	1,792
Trade name/Trademarks	1,500	(1,418)	82
Other	448	(191)	257
Total identifiable other intangible assets	$17,288	$(13,269)	$4,019

Amortization expense related to other intangible assets was $1.4 million for each of the years ended December 31, 2025, 2024, and 2023. Amortization expense is included in amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.4 million for the year ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $426,000 for the year ending December 31, 2028, $366,000 for each of the years ending December 31, 2029 and 2030, and $219,000 in total thereafter.

Goodwill

As a result of the Adesis acquisition, the Company recorded $15.5 million of goodwill. The Company performs its annual assessment of goodwill during the fourth quarter of the fiscal year unless events suggest an impairment may have been incurred in an interim period using Adesis’ standalone financial operating performance information. Application of the goodwill impairment test requires the exercise of judgment, including the determination of the fair value of each reporting unit, as Adesis is the reporting unit. As part of the annual assessment of goodwill completed during the fourth quarter ended December 31, 2025, there were no significant indicators to conclude that an impairment of the goodwill associated with the acquisition of Adesis had occurred.

8.
OTHER ASSETS:

Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Long-term taxes receivable	$53,842	$52,899
Long-term unbilled receivables	45,600	24,943
Right-of-use assets	19,925	19,867
Long-term contract assets	3,338	6,528
Other long-term assets	6,227	2,578
Other assets	$128,932	$106,815

See Notes 9 and 20 for further explanation on right-of-use assets and long-term taxes receivable, respectively.

9.
LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2025, the Company did not have any finance leases and no additional operating leases that have not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$3,992	$4,343	$4,639
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,979	$—	$1,072

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	December 31,
	2025	2024
Right-of-use assets	$19,925	$19,867
Short-term lease liabilities	4,752	3,848
Long-term lease liabilities	19,217	19,135

For the years ended December 31, 2025 and 2024, the Company determined to record a right-of-use impairment of $1.6 million and $1.4 million, respectively, due to the closure of OVJP Corp's California location and related restructuring.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2025
Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	3.9%

As of December 31, 2025, current operating leases had remaining terms between one and six years with options to extend the lease terms.

Undiscounted future minimum lease payments as of December 31, 2025, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of
Operating Lease Liabilities
2026	$5,342
2027	5,310
2028	5,012
2029	3,628
2030	3,396
Thereafter	3,313
Total lease payments	26,001
Less: imputed interest	(1,758)
Present value of lease payments	$24,243

10.
ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Compensation	$29,160	$28,744
PPG Industries, Inc. agreement	12,104	7,759
Consulting	1,492	1,718
Professional fees	919	1,292
Research and development agreements	836	852
Royalties	504	1,048
Other	7,549	4,613
Accrued expenses	$52,564	$46,026

11.
RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $450,000, $2.0 million and $575,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of December 31, 2025, the Company was obligated to pay USC up to $6.3 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $1.6 million, $1.6 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

12.
OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Long-term lease liabilities	$19,217	$19,135
Long-term taxes payable	15,749	15,749
Other long-term liabilities	1,280	527
Other liabilities	$36,246	$35,411

See Notes 9 and 20 for further explanation on long-term lease liabilities and long-term taxes payable, respectively.

13.
EQUITY AND CASH COMPENSATION UNDER THE PPG AGREEMENTS:

On September 22, 2011, the Company entered into an Amended and Restated OLED Materials Supply and Service Agreement with PPG (the New OLED Materials Agreement), which, effective as of October 1, 2011, replaced the original OLED Materials Agreement with PPG. The term of the New OLED Materials Agreement, as amended in February 2021 (the February 2021 amendment), runs through December 31, 2026, and thereafter is automatically renewed for additional one-year terms, unless terminated by the Company by providing prior notice of one year or terminated by PPG by providing prior notice of two years. The New OLED Materials Agreement contains provisions that are substantially similar to those of the original OLED Materials Agreement. Under the New OLED Materials Agreement, PPG continues to assist the Company in developing its proprietary OLED materials and supplying the Company with those materials for evaluation purposes and for resale to its customers.

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

The February 2021 amendment extended the term of the agreement and specified operation and maintenance services to be provided by PPG affiliate, PPG SCM Ireland Limited (PPG SCM), to UDC Ireland, at the Company’s manufacturing site in Shannon, Ireland that UDC Ireland’s wholly-owned subsidiary, OLED Material Manufacturing Limited (OMM), began leasing at such time for the production of OLED materials. OMM purchased the site in September 2023 and the Company amended and restated the February 2021 amendment to reflect OMM’s ownership and PPG SCM’s updated operation and maintenance services after such purchase. Facility improvements have been completed and operations commenced in June 2022. As with the initial New OLED Materials Agreement, the Company compensates PPG on a cost-plus basis for the services provided at the Shannon manufacturing facility.

The Company recorded research and development expense of $17.5 million, $19.3 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (Series A) to American Biomimetics Corporation (ABC) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. As of December 31, 2025, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of December 31, 2025, the Company had issued 48,916,606 shares of common stock, of which 47,259,748 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100.0 million of its common stock. The repurchase authorization was effective immediately and permits shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. During the year ended December 31, 2025, the Company repurchased 291,210 shares of its common stock for $34.1 million. During the year ended December 31, 2024, the Company repurchased no shares of its common stock.

Dividends

During the year ended December 31, 2025, the Company declared cash dividends of $1.80 per common share, or $86.3 million, on the Company’s outstanding common stock. The Company paid $85.5 million of cash dividends during the year ended December 31, 2025.

On February 17, 2026, the Company’s Board of Directors declared a first quarter cash dividend of $0.50 per share to be paid on March 31, 2026 to all shareholders of record of the Company's common stock as of the close of business on March 17, 2026. All future dividends will be subject to the approval of the Company’s Board of Directors.

15.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

Amounts related to the changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for- Sale-Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line items in the Consolidated Statements of Income
Balance January 1, 2023, net of tax	$(7,887)	$(10,011)	$(554)	$(18,452)
Other comprehensive income before reclassification	8,745	7,207	418	16,370
Reclassification to net income (1)	—	996	—	996	Selling, general and administrative, research and development and cost of sales
Change during period	8,745	8,203	418	17,366
Balance December 31, 2023, net of tax	858	(1,808)	(136)	(1,086)
Other comprehensive income (loss) before reclassification	411	(559)	(82)	(230)
Reclassification to net income (1)	—	261	—	261	Selling, general and administrative, research and development and cost of sales
Change during period	411	(298)	(82)	31
Balance December 31, 2024, net of tax	1,269	(2,106)	(218)	(1,055)
Other comprehensive income (loss) before reclassification	1,986	(320)	152	1,818
Reclassification to net income (1)	—	18	—	18	Selling, general and administrative, research and development and cost of sales
Change during period	1,986	(302)	152	1,836
Balance December 31, 2025, net of tax	$3,255	$(2,408)	$(66)	$781

(1)
The Company reclassified amortization of prior service cost, actuarial loss, curtailment charge and plan amendment cost for its retirement plan from accumulated other comprehensive income (loss) to net income of $18,000, $261,000 and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Refer to Note 17: Employee Retirement Plans

16.
STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of December 31, 2025, there were 1,094,479 shares available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

Restricted Stock Award and Units

The Company has issued restricted stock awards and units to employees and non-employees with vesting terms of one to five years. The fair value is equal to the market price of the Company’s common stock on the date of grant for awards granted to employees. Consistent with the accounting for equity-classified awards issued to employees, our equity-classified non-employee share-based awards are measured at the grant date fair value. Expense for restricted stock awards and units is amortized ratably over the vesting period for the awards issued to employees and using a graded vesting method for the awards issued to non-employees.

The following table summarizes the activity related to restricted stock unit (RSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2025	194,371	$157.58
Granted	122,388	140.87
Vested	(104,138)	153.70
Forfeited	(6,849)	157.16
Unvested, December 31, 2025	205,772	$149.63

The weighted average grant-date fair value per unit of RSU awards granted was $140.87, $177.65 and $136.22 during the years ended December 31, 2025, 2024 and 2023, respectively. The grant date fair value of RSUs that vested during the year was $16.0 million for the year ended December 31, 2025, $17.5 million for the year ended December 31, 2024 and $21.6 million for the year ended December 31, 2023. The fair value of RSUs as of their respective vesting dates was $15.4 million for the year ended December 31, 2025, $19.4 million for the year ended December 31, 2024 and $18.6 million for the year ended December 31, 2023.

The following table summarizes the activity related to restricted stock award (RSA) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2025	—	$—
Granted	2,070	145.02
Vested	(2,070)	145.02
Forfeited	—	—
Unvested, December 31, 2025	—	$—

The weighted average grant-date fair value per award of RSA awards granted was $145.02, $185.82 and $126.87 during the years ended December 31, 2025, 2024 and 2023, respectively. The grant date fair value of RSAs that vested during the year was $300,000 for the year ended December 31, 2025, $1.3 million for the year ended December 31, 2024 and $3.3 million for the year ended December 31, 2023. The fair value of RSAs as of their respective vesting dates was $300,000 for the year ended December 31, 2025, $1.6 million for the year ended December 31, 2024 and $2.6 million for the year ended December 31, 2023.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded, as compensation charges related to restricted stock awards and units issued to employees and non-employees, selling, general and administrative expense of $7.4 million, $14.8 million and $9.5 million, respectively, cost of sales of $1.7 million, $1.7 million and $1.9 million, respectively, and research and development expense of $4.8 million, $5.3 million and $5.8 million, respectively.

In connection with the vesting of restricted stock awards and units during the years ended December 31, 2025, 2024 and 2023, 34,073, 38,728 and 53,162 shares, respectively, with aggregate fair values of $5.1 million, $7.0 million and $7.4 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the years ended December 31, 2025, 2024 and 2023, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $2.2 million, $1.9 million and $1.5 million, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 13,660, 10,870 and 13,016 shares during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized expense related to all restricted stock awards and units was $18.9 million, which the Company expects to recognize over a weighted average period of 1.69 years.

Performance Unit Awards

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based) and a service-vesting requirement. The performance-based vesting requirement is tied to EBITDA and cash flow achievement, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return (TSR) relative to the TSR of companies comprising the Nasdaq US Benchmark Components Index, as measured over a three-year performance period. The maximum number of performance units that may vest based on performance is three times the shares granted. Further, if the Company's performance falls below certain thresholds, the performance units will not vest at all.

The following table summarizes the activity related to performance unit awards (PSU) share based payment awards:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested, January 1, 2025	226,233	$180.24
Granted	83,073	161.84
Vested	(69,302)	258.10
Forfeited	(2,883)	161.84
Unvested, December 31, 2025	237,121	$171.84

During the years ended December 31, 2025, 2024 and 2023, the Company granted 83,073, 69,600 and 84,448 performance units, respectively, of which 62,304, 52,199 and 63,335 units, respectively, are subject to performance-based vesting requirements and 20,769, 17,401 and 21,113 units, respectively, are subject to market-based vesting requirements, and which will vest over the terms described above. During the years ended December 31, 2025, 2024 and 2023, there were no incremental performance-based shares. The weighted average grant date fair value per unit of the performance unit awards granted was $161.84, $191.21 and $165.72 during the years ended December 31, 2025, 2024 and 2023, respectively, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte-Carlo simulation for the units with market-based vesting. The grant date fair value of PSUs that vested during the year was $17.9 million for the year ended December 31, 2025, $4.1 million for the year ended December 31, 2024 and $1.9 million for the year ended December 31, 2023. The fair value of PSUs as of their respective vesting dates was $10.1 million for the year ended December 31, 2025, $3.3 million for the year ended December 31, 2024 and $1.7 million for the year ended December 31, 2023.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded, as compensation charges related to all performance stock units, selling, general and administrative expense of $7.0 million, $7.4 million and $2.6 million, respectively, cost of sales of $1.7 million, $2.0 million and $770,000, respectively, and research and development expense of $2.7 million, $3.2 million and $1.2 million, respectively.

In connection with the vesting of performance units during the years ended December 31, 2025, 2024 and 2023, 30,875, 8,160 and 5,350 shares, respectively, with aggregate fair values of $4.5 million, $1.4 million and $775,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

As of December 31, 2025, the total unrecognized compensation expense related to performance unit awards was $11.5 million, which the Company expects to recognize over a weighted average period of 1.76 years.

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

For the years ended December 31, 2025, 2024 and 2023, the Company issued 17,583, 15,230 and 17,513 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $2.0 million, $2.2 million and $2.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recorded charges of $136,000, $130,000 and $136,000, respectively, to selling, general and administrative expense, $246,000, $210,000, $167,000, respectively, to cost of sales and $191,000, $259,000 and $240,000, respectively, to research and development expense, related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the years ended December 31, 2025 and 2024, the Company granted a total of 2,070 and 1,616 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2024 and 2023, respectively. The fair value of the shares issued to members of the Scientific Advisory Board was $300,000 for both years ended December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded as compensation charges related to all restricted stock units awarded to non-employee members of the Scientific Advisory Board, whose unvested shares are marked-to-market each reporting period, research and development expense of $239,000, $242,000 and $248,000, respectively.

17.
EMPLOYEE RETIREMENT PLANS:

Defined Contribution Plan

The Company maintains the Universal Display Corporation 401(k) Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (the Code). The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 90% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Once an employee is eligible to participate in the Plan, the Company will make a non-elective contribution equal to 3% of the employee’s total compensation. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $1.5 million, $1.7 million and $1.5 million, respectively, to the Plan.

Defined Benefit Plan

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP), effective as of April 1, 2010. On March 3, 2015, the Human Capital Committee and the Board of Directors amended the SERP to include salary and bonus as part of the plan. Prior to this amendment, the SERP benefit did not take into account any bonuses. The purpose of the SERP, which is unfunded, is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of December 31, 2025 there were seven participants in the SERP.

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

In connection with the initiation and subsequent amendments of the SERP, the Company recorded cost related to prior service of $2.7 million as accumulated other comprehensive income (loss) as of December 31, 2025. The prior service cost is being amortized as a component of net periodic pension cost over the average of the remaining service period of the employees expected to receive benefits under the plan. The prior service cost expected to be amortized for the year ending December 31, 2026 is $23,000. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the year ended December 31, 2025 were $2.0 million.

Information relating to the Company’s plan is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$56,464	$54,263
Service cost	901	837
Interest cost	2,785	2,641
Actuarial loss	420	737
Benefit payments	(2,014)	(2,014)
Benefit obligation, end of year	58,556	56,464
Fair value of plan assets	—	—
Unfunded status of the plan, end of year	$58,556	$56,464
Current liability	$2,015	$2,014
Non-current liability	$56,541	$54,450

The accumulated benefit obligation for the plan was $57.5 million and $54.9 million as of December 31, 2025 and 2024, respectively.

The components of net periodic pension cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service cost	$901	$837	$951
Interest cost	2,785	2,641	2,898
Curtailment charge	—	312	—
Amortization of prior service cost	23	33	815
Amortization of loss	—	—	480
Total net periodic benefit cost	$3,709	$3,823	$5,144

The measurement date is the Company’s fiscal year end. The net periodic pension cost is based on assumptions determined at the prior year end measurement date.

Assumptions used to determine the year end benefit obligation were as follows:

	Year Ended December 31,
	2025	2024
Discount rate	4.58%	5.20%
Rate of compensation increases	3.50%	3.50%

Assumptions used to determine the net periodic pension cost were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.20%	4.74%	4.94%
Rate of compensation increases	3.50%	3.50%	3.50%

Actuarial gains and losses are amortized from accumulated other comprehensive income (loss) into net periodic pension cost over future years based upon the average remaining service period of active plan participants, when the accumulation of such gains or losses exceeds 10% of the year end benefit obligation. The cost or benefit of plan changes that increase or decrease benefits for prior employee service (prior service cost or credit) is included in the Company’s results of income on a straight-line basis over the average remaining service period of active plan participants.

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into the net periodic pension cost in 2026 are as follows (in thousands):

Amortization of prior service cost	$23
Amortization of loss	—
Total	$23

Benefit payments, which reflect estimated future service, are currently expected to be paid as follows (in thousands):

Year	Projected Benefits
2026	$2,015
2027	6,898
2028	6,898
2029	6,898
2030	7,619
2031-2035	34,627
Thereafter	12,225

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2025, 2024 and 2023, the Company had purchase commitments for inventory of $40.7 million, $46.5 million and $29.8 million, respectively.

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

19.
CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025		2024		2023
Customer	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable	% of Total Revenue	Accounts Receivable
A	43%	$69,564	43%	$37,899	36%	$38,105
B	21%	30,378	23%	25,751	23%	30,142
C	15%	3,539	16%	13,258	17%	38,529

Revenues from outside of North America represented approximately 96%, 98%, and 98% of consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues by geographic area are as follows (in thousands):

	Year Ended December 31,
Country	2025	2024	2023
South Korea	$383,500	$397,822	$322,509
China	238,208	229,439	229,727
Japan	2,818	3,609	6,971
Other non-U.S. locations	1,657	2,456	4,411
Total non-U.S. locations	626,183	633,326	563,618
United States	24,428	14,358	12,811
Total revenue	$650,611	$647,684	$576,429

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	December 31,
Country	2025	2024
United States	$120,835	$117,496
Ireland	73,838	63,346
Other	20,274	14,397
Total long-lived assets	$214,947	$195,239

Substantially all finished goods were purchased from one supplier. See Note 13.

20.
INCOME TAXES:

During the year ended December 31, 2025, the Company adopted ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The standard enhances the annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity's worldwide operations.

The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$95,422	$72,823	$71,514
Foreign	199,374	199,305	173,657
Income before income taxes	$294,796	$272,128	$245,171

The components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Current income tax expense:
U.S. Federal	$19,230	$34,199	$15,848
U.S. State	1,965	3,452	3,048
Foreign	32,562	31,515	27,030
	53,757	69,166	45,926
Deferred income tax benefit:
U.S. Federal	(388)	(16,799)	460
U.S. State	179	(2,995)	(3,936)
Foreign	(827)	677	(290)
	(1,036)	(19,117)	(3,766)
Total income tax expense:
U.S. Federal	18,842	17,400	16,308
U.S. State	2,144	457	(888)
Foreign	31,735	32,192	26,740
Total income tax expense	$52,721	$50,049	$42,160

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows (in thousands, except percentages):

	Year-ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. tax effects:
Federal statutory income tax rate	$61,907	21.0%	$57,147	21.0%	$51,486	21.0%
Domestic federal
R&D credits	(4,295)	-1.5%	(7,842)	-2.8%	(6,239)	-2.5%
Nontaxable and nondeductible items:
Executive compensation disallowed under §162(m)	4,348	1.5%	4,193	1.5%	4,072	1.7%
Other	887	0.3%	331	0.1%	147	0.1%
Federal effect of cross-border tax
Global intangible low-taxed income	1,894	0.6%	5,429	2.0%	3,861	1.6%
Subpart F income	462	0.2%	2,835	1.0%	(746)	-0.3%
Other	(89)	0.0%	(406)	-0.1%	(245)	-0.1%
Federal reconciling items
Interest income	(3,644)	-1.2%	—	—	—	—
Other	215	0.1%	(1,241)	-0.5%	410	0.2%
Changes in federal valuation allowances	(720)	-0.2%	(67)	-0.1%	(157)	-0.1%
Domestic state and local income taxes, net of federal effect	1,786	0.6%	322	0.1%	(702)	-0.3%
Foreign tax effects:
Ireland
Statutory income tax rate differential	(16,964)	-5.8%	(16,580)	-6.0%	(13,525)	-5.5%
Foreign tax credits	(3,604)	-1.2%	(2,964)	-1.1%	(2,104)	-0.9%
Other	(431)	-0.2%	167	0.1%	(105)	0.0%
China
Withholding tax on license fees and royalties	10,587	3.6%	9,225	3.4%	6,185	2.5%
Other	(27)	0.0%	(24)	0.0%	(33)	0.0%
Other foreign jurisdictions	409	0.1%	(476)	-0.2%	(145)	-0.1%
Total	$52,721	17.9%	$50,049	18.4%	$42,160	17.2%

As of December 31, 2025 and 2024 the Company had $57.0 million and $40.7 million, respectively, of taxes receivable included in other current assets on the Consolidated Balance Sheets. In January 2026, the Company received $39.0 million of the taxes receivable from the United States Treasury.

The following table summarizes the Company's cash paid for income taxes, net of refunds received by jurisdiction (in thousands):

	December 31,
	2025	2024	2023
United States:
Federal	$33,507	$45,527	$57,263
State	2,629	2,545	2,523
Total United States	36,136	48,072	59,786
Foreign:
Ireland	24,127	13,174	28,110
China	10,783	9,236	6,161
Other foreign jurisdictions	392	1,491	2,119
Total foreign	35,302	23,901	36,390
Total cash taxes paid	$71,438	$71,973	$96,176

The following table summarizes the Company's tax credit carry forwards for tax return purposes as of December 31, 2025 (in thousands):

	Tax Benefit	Expiration Date
Tax credit carry forwards:
U.S. State research tax credits	$9,628	2036-2040
Total credit carry forwards	$9,628

Significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax asset:
Capitalized research expenditures	$54,931	$55,277
Retirement plan	14,185	13,633
Tax credit carry forwards	9,628	9,542
Accruals and reserves	7,100	6,988
Lease liabilities	5,874	6,073
Stock-based compensation	1,701	1,475
Deferred revenue	588	655
Other	3,706	2,783
	97,713	96,426
Valuation allowance	(9,159)	(10,167)
Deferred tax assets	88,554	86,259
Deferred tax liability:
Lease assets	(4,891)	(5,297)
Acquisition goodwill	(2,088)	(1,854)
Other	(2,121)	(788)
Deferred tax liabilities	(9,100)	(7,939)
Net deferred tax assets	$79,454	$78,320

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. During the year ended December 31, 2025, based on our previous earnings history, a current evaluation of expected future taxable income and other evidence, we determined to retain the valuation allowance that relates to New Jersey research and development credits. As of December 31, 2025, there is not sufficient evidence to release the valuation allowance that has been recorded for New Jersey research and development credits. Additionally, the Company recognized a gain on available-for-sale securities during the year that, if sold, would offset the capital loss, and, as a result, the valuation allowance on the capital loss was reversed. There are no indicators against the realizability of the remaining net deferred tax asset.

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

On September 18, 2025, the Korean Supreme Court issued a decision, changing its long-standing position on the taxation of royalties for patents not registered in Korea. The court held that royalties paid for licensing of a patent constitute Korean source income if the patented technology is actually used in the territory of the Republic of Korea. Based on discussions with a prominent Korean law firm, the Company has been advised that there is still a more likely-than-not chance of success, as the manufacturing and sales process occurs within and without the Republic of Korea. During the latest court appearance in November 2025, the judge requested additional information from the Korean Tax Authority regarding what amount of royalties would be considered Korean use. The next court date is scheduled for March 2026.

As a result, the Company has recorded a long-term receivable of $53.8 million and $52.9 million as of December 31, 2025 and 2024, respectively, for the receipt of the Korean withholding tax. The Company also recorded foreign exchange gain of $935,000, foreign exchange loss of $7.2 million and foreign exchange loss of $732,000 for the years ended December 31, 2025, 2024 and 2023, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of December 31, 2025 and 2024, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2022. The Company is presently undergoing a federal tax audit for the 2023 tax year and a state of California tax audit for the 2021 and 2022 tax years. Both audits are currently in the information-gathering phase.

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded 97%, 98% and 97%, respectively, of its revenue from OLED related sales and 3%, 2% and 3%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with the Company's contracts from customers (in thousands):

As of December 31, 2025
Accounts receivable	$119,953
Short-term unbilled receivables	19,338
Short-term contract assets	3,070
Long-term unbilled receivables	45,600
Long-term contract assets	3,338
Short-term deferred revenue	21,011
Long-term deferred revenue	1,943

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of December 31, 2025 will be recognized as materials are shipped to customers over the remaining contract periods. As of December 31, 2025, the Company had $14.6 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the years ended December 31, 2025 and 2024, are as follows (in thousands):

	Year Ended December 31, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	65,423
Increases due to cash received	—	(68,897)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	14,131
Unbilled receivables recorded, net	210,719	—
Contract assets recorded, net	(3,053)	—
Transferred to receivables from unbilled receivables	(201,196)	—
Net change	6,470	10,657
Balance at December 31, 2025	$71,346	$(22,954)

	Year Ended December 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$42,134	$(59,719)
Revenue recognized that was previously included in deferred revenue, net	—	98,223
Increases due to cash received	—	(82,928)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,813
Unbilled receivables recorded, net	165,781	—
Contract assets recorded, net	(2,516)	—
Transferred to receivables from unbilled receivables	(140,523)	—
Net change	22,742	26,108
Balance at December 31, 2024	$64,876	$(33,611)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase $14.1 million for the year ended December 31, 2025 as compared to an increase of $10.8 million for the year ended December 31, 2024. For each of the years ended December 31, 2025 and 2024, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$242,075	$222,079	$203,011
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(153)	(526)	(993)
Adjusted net income	$241,922	$221,553	$202,018
Denominator:
Weighted average common shares outstanding – Basic	47,548,046	47,548,931	47,559,669
Effect of dilutive shares:
Common stock equivalents arising from ESPP	1,905	1,780	2,173
Restricted stock awards and units and performance units	108,344	101,951	60,921
Weighted average common shares outstanding – Diluted	47,658,295	47,652,662	47,622,763
Net income per common share:
Basic	$5.09	$4.66	$4.25
Diluted	$5.08	$4.65	$4.24

For the years ended December 31, 2025, 2024 and 2023, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 63,999, 18,015 and 36,345, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.