Form 10-Q
period 2026-03-31
UNIVERSAL DISPLAY CORP \PA\
filed 2026-04-30
CIK 1005284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, the registrant had outstanding 46,750,891 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,352	$138,353
Short-term investments	357,056	464,004
Accounts receivable	93,629	119,953
Inventory	248,213	240,912
Other current assets	74,028	123,836
Total current assets	932,278	1,087,058
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $196,869 and $189,326	213,146	214,947
ACQUIRED TECHNOLOGY, net of accumulated amortization of $225,627 and $220,392	101,548	56,783
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $13,622 and $13,269	3,666	4,019
GOODWILL	15,535	15,535
INVESTMENTS	419,673	377,034
DEFERRED INCOME TAXES	79,455	79,454
OTHER ASSETS	129,415	128,932
TOTAL ASSETS	$1,894,716	$1,963,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,037	$23,344
Accrued expenses	40,389	52,564
Deferred revenue	21,038	21,011
Other current liabilities	19,300	11,094
Total current liabilities	97,764	108,013
DEFERRED REVENUE	1,728	1,943
RETIREMENT PLAN BENEFIT LIABILITY	56,911	56,541
OTHER LIABILITIES	34,333	36,246
Total liabilities	190,736	202,743
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,039,974 and 48,916,606 shares issued, and 46,750,443 and 47,259,748 shares outstanding, at March 31, 2026 and December 31, 2025, respectively	490	489
Additional paid-in capital	745,385	744,692
Retained earnings	1,102,489	1,090,479
Accumulated other comprehensive (loss) income	(2,567)	781
Treasury stock, at cost (2,289,531 and 1,656,858 shares at March 31, 2026 and December 31, 2025)	(141,819)	(75,424)
Total shareholders’ equity	1,703,980	1,761,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,894,716	$1,963,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Material sales	$83,749	$86,155
Royalty and license fees	54,210	73,569
Contract research services	4,252	6,553
Total revenue	142,211	166,277
COST OF SALES	36,121	38,134
Gross margin	106,090	128,143
OPERATING EXPENSES:
Research and development	35,246	34,900
Selling, general and administrative	20,032	17,014
Amortization of acquired technology and other intangible assets	5,588	4,545
Patent costs	2,369	1,906
Royalty and license expense	104	114
Total operating expenses	63,339	58,479
OPERATING INCOME	42,751	69,664
Interest income, net	8,715	10,074
Other (loss) income, net	(6,173)	378
Interest and other income, net	2,542	10,452
INCOME BEFORE INCOME TAXES	45,293	80,116
INCOME TAX EXPENSE	(9,397)	(15,672)
NET INCOME	$35,896	$64,444
NET INCOME PER COMMON SHARE:
BASIC	$0.76	$1.35
DILUTED	$0.76	$1.35
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	47,078,940	47,567,295
DILUTED	47,205,952	47,689,657
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$35,896	$64,444
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized (loss) gain on available-for-sale debt securities	(3,337)	1,320
Amortization of prior service cost for retirement plan included in net periodic pension costs, net of tax of ($2) and ($2), respectively	4	4
Change in cumulative foreign currency translation adjustment	(15)	25
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(3,348)	1,349
COMPREHENSIVE INCOME	$32,548	$65,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended March 31, 2026
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2025	200,000	$2	48,916,606	$489	$744,692	$1,090,479	$781	1,656,858	$(75,424)	$1,761,019
Net income	—	—	—	—	—	35,896	—	—	—	35,896
Other comprehensive loss	—	—	—	—	—	—	(3,348)	—	—	(3,348)
Common stock repurchased	—	—	—	—	—	—	—	632,673	(66,395)	(66,395)
Cash dividends declared	—	—	—	—	—	(23,886)	—	—	—	(23,886)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	123,368	1	693	—	—	—	—	694
BALANCE, MARCH 31, 2026	200,000	$2	49,039,974	$490	$745,385	$1,102,489	$(2,567)	2,289,531	$(141,819)	$1,703,980

	Three Months Ended March 31, 2025
	Series A Nonconvertible				Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2024	200,000	$2	48,834,541	$488	$723,719	$934,655	$(1,055)	1,365,648	$(41,284)	$1,616,525
Net income	—	—	—	—	—	64,444	—	—	—	64,444
Other comprehensive income	—	—	—	—	—	—	1,349	—	—	1,349
Cash dividends declared	—	—	—	—	—	(21,543)	—	—	—	(21,543)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	102,883	1	(1,444)	—	—	—	—	(1,443)
BALANCE, MARCH 31, 2025	200,000	$2	48,937,424	$489	$722,275	$977,556	$294	1,365,648	$(41,284)	$1,659,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,896	$64,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,563	6,548
Amortization of intangibles	5,588	4,545
Investment losses (gains), net	2,086	(1,471)
Impairment of minority investments	415	—
Stock-based compensation	7,554	7,076
Deferred income tax expense (benefit)	3	(3,091)
Retirement plan expense, net of benefit payments	375	423
Decrease (increase) in assets:
Accounts receivable	26,324	(25,915)
Inventory	(7,301)	(14,460)
Other current assets	39,808	400
Other assets	(483)	(2,568)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(15,362)	(13,408)
Other current liabilities	8,291	16,867
Deferred revenue	(188)	(8,491)
Other liabilities	(1,693)	(337)
Net cash provided by operating activities	108,876	30,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,605)	(13,059)
Purchase of intangibles	(40,000)	—
Purchases of investments	(116,009)	(38,772)
Proceeds from sale and maturity of investments	174,483	110,000
Net cash provided by investing activities	9,869	58,169
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	578	579
Repurchases of common stock	(67,119)	—
Payment of withholding taxes related to stock-based compensation to employees	(7,738)	(9,398)
Cash dividends paid	(23,467)	(21,419)
Net cash used in financing activities	(97,746)	(30,238)
INCREASE IN CASH AND CASH EQUIVALENTS	20,999	58,493
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,353	98,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,352	$157,473
SUPPLEMENTAL DISCLOSURES:
Unrealized (loss) gain on available-for-sale securities	$(3,334)	$1,320
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Accrued dividends included in other current liabilities and other liabilities	419	124
Net change in accounts payable and accrued expenses related to purchases of property and equipment	2,843	5,487
Cash paid for income taxes, net of refunds	38,376	2,266

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2026 and results of operations and cash flows for the three months ended March 31, 2026 and 2025. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Segment Information

The Company has one reportable business segment, namely OLED technologies and materials. The Company also performs contract development and manufacturing support services through its subsidiary, Adesis. However, the Company’s Chief Operating Decision Maker (CODM) reviews financial operating results for the Company on a combined basis only, with the exception of revenue, for the purposes of resource allocation decisions. Combined entity-level results are deemed sufficient for the assessment of the Company’s operating performance. As a result, Adesis is not considered a reportable business segment and its operations are contained in the OLED technologies and materials segment. Factors that went into this determination included examining the nature and significance of the various business activities the Company engages in and the availability of discrete data for those business activities.

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

Management’s Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates made are principally in the areas of revenue recognition including estimates of material unit sales and royalties, the useful life of property and equipment and acquired intangibles, lease liabilities, right-of-use assets, the use and recoverability of inventories, intangibles, investments and income taxes including realization of deferred tax assets, stock-based compensation and retirement benefit plan liabilities. Actual results could differ from those estimates.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2026, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements, the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three months ended March 31, 2026 and 2025 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

In 2015, the Company entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). In 2026, the Company and LG Display entered into new agreements that extended the terms of these agreements at least through the end of 2030. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under their patent portfolio. The patent license calls for minimum annual license fees and additional incremental license fees based on LG Display’s volume of sale of licensed products. The OLED commercial supply agreement provides for the sale of dopant and host materials for use by LG Display.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from Merck KGaA, Darmstadt, Germany (Merck KGaA) and BASF SE (BASF). The Merck KGaA acquisitions were completed on April 28, 2023 and January 15, 2026, and the BASF acquisition was completed during the year ended December 31, 2016. Acquisition costs are being amortized over a period of 10 years for the Merck KGaA and BASF patents.

Amortization of Other Intangible Assets

Other intangible assets from the Adesis acquisition are being amortized over a period of 10 to 15 years. See Note 7 for further discussion.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The Company’s reporting currency is the U.S. dollar. The functional currency for the UDC Ireland, UDC Korea and UDC Chengdu subsidiaries are also the U.S. dollar and the functional currency for the OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries is its respective local currency. The Company translates the amounts included in the Consolidated Statements of Income from OMM and its other Asia-Pacific foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which the Company believes are representative of the actual exchange rates on the dates of the transactions. The Company's OMM subsidiary and each of the Company's other Asia-Pacific foreign subsidiaries' assets and liabilities are translated into U.S. dollars from the local currency at the actual exchange rates as of the end of each reporting date, and the Company records the resulting foreign exchange translation adjustments in the Consolidated Balance Sheets as a component of accumulated other comprehensive (loss) income. With the exception of the Korean withholding tax receivable denominated in Korean Won (see Note 20), the overall effect of the translation of foreign currency and foreign currency transactions to date has been insignificant.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill includes several changes to federal tax law that generally allow for more favorable treatment of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures. H.R.1 also includes certain changes to the international tax framework and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. During the three months ended March 31, 2026, the Company evaluated H.R 1 and estimated its impact on the Consolidated Financial Statements to be immaterial. The Company will continue to evaluate the full impact of the legislative changes as additional guidance becomes available.

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

3. CASH, CASH EQUIVALENTS AND INVESTMENTS:

The Company’s portfolio of marketable fixed income securities consists of U.S. Government bonds. The Company considers all highly liquid debt instruments purchased with an original maturity (maturity at the purchase date) of three months or less to be cash equivalents. The Company classifies its remaining debt security investments as available-for-sale. These debt securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. Gains or losses on securities sold are based on the specific identification method.

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2026
Cash accounts in banking institutions	$158,165	$—	$—	$158,165
Money market accounts	1,187	—	—	1,187
	$159,352	$—	$—	$159,352
December 31, 2025
Cash accounts in banking institutions	$110,892	$—	$—	$110,892
US Government bonds	26,479	—	—	26,479
Money market accounts	982	—	—	982
	$138,353	$—	$—	$138,353

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2026
U.S. Government bonds	$349,892	$899	$(27)	$350,764
Marketable equity securities (1)	8,902	121	(2,731)	6,292
	$358,794	$1,020	$(2,758)	$357,056
December 31, 2025
U.S. Government bonds	$453,812	$1,592	$(6)	$455,398
Marketable equity securities (1)	4,677	3,943	(14)	8,606
	$458,489	$5,535	$(20)	$464,004

(1)
Changes in aggregate fair value recorded in other (loss) income, net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
March 31, 2026
U.S. Government bonds	$395,790	$303	$(1,061)	$395,032
	$395,790	$303	$(1,061)	$395,032
December 31, 2025
U.S. Government bonds	$351,125	$1,873	$(11)	$352,987
	$351,125	$1,873	$(11)	$352,987

As of March 31, 2026, 100% of the Company's long-term U.S. Government bonds had maturities between one and three years.

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of both March 31, 2026 and December 31, 2025, the Company had minority equity investments in six entities for both periods, with a total carrying value of $22.6 million and $22.0 million, respectively, accounted for as equity securities without readily determinable fair values. As of both March 31, 2026 and December 31, 2025, the Company had two convertible note investments, with a total fair value of $2.0 million, accounted for as available-for-sale debt securities without readily determinable fair values. During the three months ended March 31, 2026, the Company recognized an impairment loss of $415,000 in the value of one of its minority equity investments. During the three months ended March 31, 2025, the Company did not recognize an impairment in the value of its minority equity investments.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2026 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$395,032	$395,032	$—	$—
Short-term U.S. Government bonds	350,764	350,764	—	—
Short-term marketable equity securities	6,292	6,292	—	—
Convertible notes	2,000	—	—	2,000
Cash equivalents	1,187	1,187	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$352,987	$352,987	$—	$—
Short-term U.S. Government bonds	455,398	455,398	—	—
Cash equivalents	27,461	27,461	—	—
Short-term marketable equity securities	8,606	8,606	—	—
Convertible notes	2,000	—	—	2,000

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

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other (loss) income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of March 31, 2026 or December 31, 2025.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$147,645	$144,300
Work-in-process	25,496	24,102
Finished goods	75,072	72,510
Inventory	$248,213	$240,912

The Company recorded no increase in its inventory reserves for both the three months ended March 31, 2026 and 2025.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$12,230	$12,230
Building and improvements	168,994	166,250
Office and lab equipment	184,371	180,473
Furniture, fixtures and computer related assets	16,948	16,875
Construction-in-progress	27,472	28,445
	410,015	404,273
Less: Accumulated depreciation	(196,869)	(189,326)
Property and equipment, net	$213,146	$214,947

Depreciation expense was $7.6 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Merck KGaA	$116,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	327,175	277,175
Less: Accumulated amortization	(225,627)	(220,392)
Acquired technology, net	$101,548	$56,783

Amortization expense related to acquired technology was $5.2 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $11.5 million for the nine months ending December 31, 2026, $12.2 million in each of the years ending December 31, 2027 and 2028, $12.1 million in each of the years ending December 31, 2029 and 2030, and $41.4 million in total thereafter.

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

In October 2025, UDC Ireland entered into an Intellectual Property Sales Agreement with Merck KGaA. Under this agreement, UDC Ireland agreed to acquire from Merck KGaA all of its rights, title and interest to more than 300 of its OLED-related patents and patent applications in exchange for cash payments totaling $50.0 million. The Intellectual Property Sale Agreement contains customary representations, warranties and covenants of the parties. In November 2025, an initial payment of $10.0 million was made toward the purchase price and was included in other current assets on the Consolidated Balance Sheets as of December 31, 2025. In January 2026 the transaction closed and UDC Ireland recorded the total cash payments of $50.0 million as acquired technology, which is being amortized over a period of 10 years.

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

At March 31, 2026, these other intangible assets consist of the following (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,857)	$1,663
Developed IP, processes and recipes	4,820	(3,108)	1,712
Trade name/Trademarks	1,500	(1,455)	45
Other	448	(202)	246
Total identifiable other intangible assets	$17,288	$(13,622)	$3,666

At December 31, 2025, these other intangible assets consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,632)	$1,888
Developed IP, processes and recipes	4,820	(3,028)	1,792
Trade name/Trademarks	1,500	(1,418)	82
Other	448	(191)	257
Total identifiable other intangible assets	$17,288	$(13,269)	$4,019

Amortization expense related to other intangible assets was $353,000 and $352,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $1.0 million for the nine months ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $426,000 for the year ending December 31, 2028, $366,000 for each of the years ending December 31, 2029 and 2030, and $219,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term taxes receivable	$50,795	$53,842
Long-term unbilled receivables	53,856	45,600
Right-of-use assets	18,940	19,925
Long-term contract assets	2,564	3,338
Other long-term assets	3,260	6,227
Other assets	$129,415	$128,932

See Notes 9, 20 and 21 for further explanation on right-of-use assets, long-term taxes receivable and long-term unbilled receivables, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2026, the Company did not have any finance leases and had no additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,166	$916
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$709

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	March 31, 2026	December 31, 2025
Right-of-use assets	$18,940	$19,925
Short-term lease liabilities	4,547	4,752
Long-term lease liabilities	17,566	19,217

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2026
Weighted average remaining lease term (in years)	5.0
Weighted average discount rate	3.9%

As of March 31, 2026, current operating leases had remaining terms between one and six years with options to extend the lease terms.

Undiscounted future minimum lease payments as of March 31, 2026, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2026(1)	$4,249
2027	5,303
2028	5,010
2029	3,629
2030	3,397
Thereafter	3,314
Total lease payments	24,902
Less: Imputed interest	(1,583)
Present value of lease payments	$23,319

(1)
Scheduled maturities of lease liabilities represent the period from April 1, 2026 to December 31, 2026.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation	$14,491	$29,160
PPG Industries, Inc. agreement	13,389	12,104
Professional fees	1,333	919
Consulting	1,253	1,492
Research and development agreements	848	836
Royalties	554	504
Other	8,521	7,549
Accrued expenses	$40,389	$52,564

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $103,000 and $99,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of March 31, 2026, the Company was obligated to pay USC up to $5.8 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $460,000 and $452,000 for the three months ended March 31, 2026 and 2025, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term lease liabilities	$17,566	$19,217
Long-term taxes payable	15,749	15,749
Other long-term liabilities	1,018	1,280
Other liabilities	$34,333	$36,246

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

The Company recorded research and development expense of $3.8 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (Series A) to American Biomimetics Corporation (ABC) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. As of March 31, 2026, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of March 31, 2026, the Company had issued 49,039,974 shares of common stock, of which 46,750,443 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to purchase up to $100.0 million of its common stock. The repurchase authorization was effective immediately and permitted shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program had no time limit, did not obligate the Company to acquire a specified number of shares and was able to be modified, suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2026, the Company repurchased 632,673 shares of its common stock for $66.4 million. During the three months ended March 31, 2025, the Company repurchased no shares of common stock. During the three months ended March 31, 2026, and inclusive of such purchases in the same period, the Company completed its share repurchase program, through which it repurchased a total of 923,883 shares of its common stock for an aggregate purchase price of $100.0 million.

On April 28, 2026, the Company's Board of Directors authorized management to repurchase up to an additional $400.0 million of the Company's common stock.

Dividends

During the three months ended March 31, 2026, the Company declared cash dividends of $0.50 per common share, or $23.9 million, on the Company's outstanding common stock. The Company paid $23.5 million of cash dividends during the three months ended March 31, 2026.

On April 28, 2026, the Company’s Board of Directors declared a second quarter dividend of $0.50 per share to be paid on June 30, 2026 to all shareholders of record of the Company’s common stock as of the close of business on June 16, 2026. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Amounts related to the changes in accumulated other comprehensive (loss) income were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2025, net of tax	$3,255	$(2,408)	$(66)	$781
Other comprehensive loss before reclassification	(3,337)	—	(15)	(3,352)
Reclassification to net income (1)	—	4	—	4	Selling, general and administrative, research and development and cost of sales
Change during period	(3,337)	4	(15)	(3,348)
Balance March 31, 2026, net of tax	$(82)	$(2,404)	$(81)	$(2,567)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive income before reclassification	1,320	—	25	1,345
Reclassification to net income (1)	—	4	—	4	Selling, general and administrative, research and development and cost of sales
Change during period	1,320	4	25	1,349
Balance March 31, 2025, net of tax	$2,589	$(2,102)	$(193)	$294

(1)
The Company reclassified amortization of prior service cost for its retirement plan from accumulated other comprehensive (loss) income to net income of $4,000 for both the three months ended March 31, 2026 and 2025.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason,without issuance of such shares. As of March 31, 2026, there were 770,855 shares available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the three months ended March 31, 2026, the Company granted 127,847 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $12.4 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended March 31, 2026 and 2025, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.9 million and $1.8 million, respectively, research and development expense of $1.2 million for both periods, and cost of sales of $474,000 and $409,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended March 31, 2026 and 2025, 33,465 and 32,711 shares, respectively, with aggregate fair values of $3.6 million and $4.9 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended March 31, 2026 and 2025, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $507,000 and $516,000, respectively. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 4,560 and 3,420 shares, respectively, during the three months ended March 31, 2026 and 2025.

Performance Unit Awards

Each performance unit award is subject to both a performance-vesting requirement (either performance-based or market-based)and a service-vesting requirement. The performance-based vesting requirement is tied to EBITDA and cash flow achievement, as measured over a specific performance period. The market-based vesting requirement is tied to the Company's total shareholder return (TSR) relative to the TSR of companies comprising the Nasdaq US Benchmark Components Index, as measured over a three-year performance period. The maximum number of performance units that may vest based on performance is three times the shares granted. Further, if the Company's performance falls below certain thresholds, the performance units will not vest at all.

During the three months ended March 31, 2026, the Company granted 102,306 performance units, of which 51,156 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 25,575 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 25,575 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.9 million for the three months ended March 31, 2026, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended March 31, 2026 and 2025, the Company recorded selling, general and administrative expense of $2.0 million and $1.8 million, respectively, research and development expense of $752,000 and $710,000, respectively, and cost of sales expense of $466,000 and $440,000, respectively, related to the performance units.

In connection with the vesting of performance units during the three months ended March 31, 2026 and 2025, 42,440 and 30,875 shares, respectively, with an aggregate fair value of $4.1 million and $4.5 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the three months ended March 31, 2026 and 2025, the Company issued 7,426 and 4,881 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $578,000 and $579,000, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded charges of $36,000 and $37,000, respectively, to selling, general and administrative expense, $57,000 and $56,000, respectively, to research and development expense, and $65,000 and $62,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the three months ended March 31, 2026 and 2025, the Company granted a total of 2,520 and 2,070 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2025 and 2024, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both three-month periods.

For the three months ended March 31, 2026 and 2025, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 and $59,000, respectively.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of March 31, 2026, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for the three months ended March 31, 2026 were $504,000.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Service cost	$243	$225
Interest cost	630	696
Amortization of prior service cost	6	6
Total net periodic benefit cost	$879	$927

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

The Company has agreements with five executive officers and nine senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees)the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2026 and December 31, 2025, the Company had contractual purchase commitments for inventory of $37.3 million and $40.7 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended March 31,		Accounts Receivable as of
Customer	2026	2025	March 31, 2026
A	49%	36%	$12,300
B	25%	20%	$36,939
C	13%	23%	$5,528

Revenues from outside of North America represented approximately 97% and 96% for the three months ended March 31, 2026 and 2025, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,
Country	2026	2025
South Korea	$93,169	$87,333
China	43,644	71,092
Japan	371	413
Other non-U.S. locations	293	454
Total non-U.S. locations	137,477	159,292
United States	4,734	6,985
Total revenue	$142,211	$166,277

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$118,749	$120,835
Ireland	72,665	73,838
Other	21,732	20,274
Total property and equipment, net	$213,146	$214,947

Substantially all finished goods were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 20.7% and 19.6% for the three months ended March 31, 2026 and 2025, respectively. The Company recorded income tax expense of $9.4 million and $15.7 million for the three months ended March 31, 2026 and 2025, respectively. The discrepancy between the statutory tax rate and the effective tax rate was primarily due to the benefit of income taxed in foreign jurisdictions and the use of research and development credits. The increase in the effective tax rate during the three months ended March 31, 2026 was primarily due to a decrease in research and development tax credits. As of March 31, 2026 and December 31, 2025 the Company had $17.9 million and $57.0 million, respectively, of taxes receivable included in other current assets on the Consolidated Balance Sheets. In January 2026, the Company received $39.0 million of the taxes receivable from the United States Treasury.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of March 31, 2026, there is not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credits and unrealized loss on investments. There are no indicators against the realizability of the remaining net deferred tax asset.

On December 27, 2018, the Korean Supreme Court, citing prior cases, held that only royalties paid with respect to Korean registered patents are considered Korean source income and subject to Korean withholding tax under the applicable law and interpretation of the Korea-U.S. Tax Treaty. The Company has incurred Korean withholding tax of $14.9 million for each of the years ended December 31, 2018, through December 31, 2022. Based on the Korean Supreme Court decision, a tax refund request on behalf of the Company was filed with the Korean National Tax Service (KNTS) for the period from January 1, 2018, to December 31, 2022. The Company received a formal rejection from the KNTS, and in May 2022 filed an appeal with the Korean Tax Tribunal. On December 18, 2023, the Company received a formal rejection from the Tax Tribunal. Anticipating the rejection of the appeal, in September 2023 the Company filed a petition to the District Court.

On September 18, 2025, the Korean Supreme Court issued a decision, changing its long-standing position on the taxation of royalties for patents not registered in Korea. The court held that royalties paid for licensing of a patent constitute Korean source income if the patented technology is actually used in the territory of the Republic of Korea. Based on discussions with a prominent Korean law firm, the Company has been advised that there is still a more likely-than-not chance of success, as the manufacturing and sales process occurs within and without the Republic of Korea. During the latest court appearance in March 2026, the judge requested additional information. The next court date is scheduled for July 9, 2026.

The Company has recorded a long-term receivable of $50.8 million and $53.8 million as of March 31, 2026, and December 31, 2025, respectively, for the receipt of the Korean withholding tax. The Company also recorded a foreign exchange loss of $3.0 million and none for the three months ended March 31, 2026 and 2025, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of March 31, 2026 and December 31, 2025, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

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

For the three months ended March 31, 2026 and 2025, the Company recorded 97% and 96%, respectively, of its revenue from OLED related sales and 3% and 4%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

As of March 31, 2026
Accounts receivable	$93,629
Short-term unbilled receivables	8,721
Long-term unbilled receivables	53,856
Short-term contract assets	3,053
Long-term contract assets	2,564
Short-term deferred revenue	21,038
Long-term deferred revenue	1,728

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of March 31, 2026 will be recognized as materials are shipped to customers over the remaining contract periods. As of March 31, 2026, the Company had $22.0 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31, 2026
	Assets	Liabilities
Balance at December 31, 2025	$71,346	$(22,954)
Revenue recognized that was previously included in deferred revenue, net	—	44,738
Increases due to cash received	—	(44,538)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	(12)
Unbilled receivables recorded, net	16,371	—
Contract assets recorded, net	(791)	—
Transferred to receivables from unbilled receivables	(18,732)	—
Net change	(3,152)	188
Balance at March 31, 2026	$68,194	$(22,766)

	Three Months Ended March 31, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	39,447
Increases due to cash received	—	(32,943)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	1,987
Unbilled receivables recorded, net	31,435	—
Contract assets recorded, net	(544)	—
Transferred to receivables from unbilled receivables	(28,707)	—
Net change	2,184	8,491
Balance at March 31, 2025	$67,060	$(25,120)

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was a reduction of $12,000 for the three months ended March 31, 2026 as compared to an increase of $2.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of the Company's customers over the remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$35,896	$64,444
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	(7)	(79)
Adjusted net income	$35,889	$64,365
Denominator:
Weighted average common shares outstanding – Basic	47,078,940	47,567,295
Effect of dilutive shares:
Common stock equivalents arising from ESPP	1,155	567
Restricted stock awards and units and performance units	125,857	121,795
Weighted average common shares outstanding – Diluted	47,205,952	47,689,657
Net income per common share:
Basic	$0.76	$1.35
Diluted	$0.76	$1.35

For the three months ended March 31, 2026 and 2025, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 255,451 and 81,782, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

As you read and consider this discussion and analysis, you should not place undue reliance on any forward-looking statements. You should understand that these statements involve substantial risk and uncertainty and are not guarantees of future performance or results. They depend on many factors that are discussed further in the sections entitled (Risk Factors) in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by disclosures in Item 1A of Part II below. Changes or developments in any of these areas could affect our financial results or results of operations and could cause actual results to differ materially from those contemplated in the forward-looking statements.

All forward-looking statements speak only as of the date of this report or the documents incorporated by reference, as the case may be. We do not undertake any duty to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a leader in the research, development and commercialization of organic light emitting diode (OLED) technologies and materials for use in display applications, such as mobile phones, televisions, monitors, wearables, tablets, portable media devices,notebook computers, personal computers, automotive applications and specialty lighting products. Since 1994, we have been engaged and expect to continue to be primarily engaged, in funding and performing research and development activities relating to OLED technologies and materials, and commercializing these technologies and materials. We derive our revenue primarily from the following:

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

In 2015, we entered into an OLED patent license agreement and an OLED commercial supply agreement with LG Display Co., Ltd. (LG Display). In 2026, we and LG Display entered into new agreements that extended the terms of these agreements at least through the end of 2030. The patent license agreement provides LG Display a non-exclusive, royalty bearing portfolio license to make and sell OLED displays under their patent portfolio. The patent license calls for minimum annual license fees and additional incremental license fees based on LG Display’s volume of sale of licensed products. The OLED commercial supply agreement provides for the sale of dopant and host materials for use by LG Display.

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

In 2025, we entered into long-term, multi-year OLED patent license and material purchase agreements with Tianma Microelectronics Co., Ltd. (Tianma). Under the agreements, we have granted Tianma non-exclusive license rights under various patents owned or controlled by us to manufacture and sell OLED display products. Additionally, we supply phosphorescent OLED materials to Tianma for use in its licensed products.

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of March 31, 2026, Adesis employed a team of 137 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
REVENUE:
Material sales	$83,749	$86,155	$(2,406)
Royalty and license fees	54,210	73,569	(19,359)
Contract research services	4,252	6,553	(2,301)
Total revenue	142,211	166,277	(24,066)
COST OF SALES	36,121	38,134	(2,013)
Gross margin	106,090	128,143	(22,053)
OPERATING EXPENSES:
Research and development	35,246	34,900	346
Selling, general and administrative	20,032	17,014	3,018
Amortization of acquired technology and other intangible assets	5,588	4,545	1,043
Patent costs	2,369	1,906	463
Royalty and license expense	104	114	(10)
Total operating expenses	63,339	58,479	4,860
OPERATING INCOME	42,751	69,664	(26,913)
Interest income, net	8,715	10,074	(1,359)
Other (loss) income, net	(6,173)	378	(6,551)
Interest and other income, net	2,542	10,452	(7,910)
INCOME BEFORE INCOME TAXES	45,293	80,116	(34,823)
INCOME TAX EXPENSE	(9,397)	(15,672)	6,275
NET INCOME	$35,896	$64,444	$(28,548)

Revenue

Our total material sales were $83.7 million for the three months ended March 31, 2026, as compared to $86.2 million for the three months ended March 31, 2025, a decrease of 3% with a commensurate decrease in unit material volume of 4%. The decrease in material sales was primarily due to changes in customer mix and lower unit material volume.

•
Green emitter sales for the three months ended March 31, 2026, which include our yellow-green emitters, were $64.0 million as compared to $63.5 million for the three months ended March 31, 2025, with unit material volumes decreasing by 2%.
•
Red emitter sales for the three months ended March 31, 2026 were $19.7 million as compared to $21.5 million for the three months ended March 31, 2025, with unit material volumes decreasing by 9%.

Revenue from royalty and license fees was $54.2 million for the three months ended March 31, 2026 as compared to $73.6 million for the three months ended March 31, 2025, a decrease of 26%. The decrease in royalty and license fees for the three months ended March 31, 2026 was primarily the result of changes in customer mix and lower unit material volume. While customer mix can vary quarter to quarter, we expect the customer mix in subsequent periods of 2026 to have a more favorable impact on royalty and license fees as compared to the first quarter of the year.

The cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was a reduction of $12,000 for the three months ended March 31, 2026 as compared to a net increase of $2.0 million for the three months ended March 31, 2025. For the three months ended March 31, 2025, the adjustment resulted from an increase in the average price per gram that was primarily due to the decrease in anticipated demand by several of our customers over the remaining lives of their contracts.

Contract research services revenue was $4.3 million for the three months ended March 31, 2026 as compared to $6.6 million for the three months ended March 31, 2025, a decrease of 35%. The decrease in contract research services revenue was primarily due to decreased specialty manufacturing customer demand at our subsidiary, Adesis, during the three months ended March 31, 2026. Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries.

Cost of sales

Cost of sales for the three months ended March 31, 2026 decreased by $2.0 million as compared to the three months ended March 31, 2025, primarily due to Adesis' cost of sales and lower sales volume, partially offset by product mix. As a result of the decrease in revenue from royalty and license fees, gross margin for the three months ended March 31, 2026 decreased by $22.1 million as compared to the three months ended March 31, 2025, with gross margin as a percentage of revenue decreasing to 75% from 77%.

Research and development

Research and development expenses increased to $35.2 million for the three months ended March 31, 2026, as compared to $34.9 million for the three months ended March 31, 2025.

Selling, general and administrative

Selling, general and administrative expenses increased to $20.0 million for the three months ended March 31, 2026, as compared to $17.0 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $5.6 million for the three months ended March 31, 2026 as compared to $4.5 million for the three months ended March 31, 2025. The increase in amortization of acquired technology and other intangible assets was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $2.4 million for the three months ended March 31, 2026, as compared to $1.9 million for the three months ended March 31, 2025.

Royalty and license expense

Royalty and license expense decreased to $104,000 for the three months ended March 31, 2026, as compared to $114,000 for the three months ended March 31, 2025.

Interest and other income, net

Interest income, net was $8.7 million for the three months ended March 31, 2026, as compared to $10.1 million for the three months ended March 31, 2025. The decrease in interest income, net was primarily due to a decrease in bond yields on available-for-sale investments held in the current quarter over bond yields on available-for-sale investments held in the comparable quarter in 2025. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other loss, net of $6.2 million for the three months ended March 31, 2026 as compared to other income, net of $378,000 for the three months ended March 31, 2025. The decrease in other (loss) income, net was primarily due to a $3.0 million foreign exchange loss, a $2.7 million investment loss on our marketable equity securities portfolio and a $415,000 impairment loss on our minority equity investment portfolio during the three months ended March 31, 2026 as compared to a $14,000 investment loss on our marketable equity securities portfolio and no foreign exchange loss during the three months ended March 31, 2025. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 20.7% and 19.6% for the three months ended March 31, 2026 and 2025, respectively, and we recorded income tax expense of $9.4 million and $15.7 million, respectively, for those periods. The increase in the effective tax rate during the three months ended March 31, 2026 was primarily due to a decrease in research and development tax credits.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of March 31, 2026, we had cash and cash equivalents of $159.4 million, short-term investments of $357.1 million, and long-term U.S. Government bonds investments of $395.0 million for a total of $911.5 million. This compares to cash and cash equivalents of $138.4 million, short-term investments of $464.0 million, and long-term U.S. Government bond investments of $353.0 million for a total of $955.4 million as of December 31, 2025.

Cash provided by operating activities for the three months ended March 31, 2026 was $108.9 million resulting from $35.9 million of net income, $23.6 million from non-cash items including depreciation, stock-based compensation and amortization of intangibles and a $49.4 million increase due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in other assets of $39.3 million, a decrease in accounts receivable of $26.3 million, an increase in other liabilities of $6.6 million, partially offset by a decrease in accounts payable and accrued expenses of $15.3 million, an increase in inventory of $7.3 million and a decrease in deferred revenue of $188,000. The decrease in other current assets during the three months ended March 31, 2026 was primarily due a receipt of $39.0 million of taxes receivable from the United States Treasury during January 2026. The decrease in accounts receivable during the three months ended March 31, 2026 was primarily due to the timing of material shipments as well as license fee payments from certain customers.

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

Cash provided by investing activities was $9.9 million for the three months ended March 31, 2026, as compared to $58.2 million for the three months ended March 31, 2025. The decrease in cash provided by investing activities was due to timing of maturities and purchases of investments resulting in net sales and maturities of $58.5 million for the three months ended March 31, 2026, as compared to $71.2 million for the three months ended March 31, 2025, partially offset by an increase in purchases of intangibles and property and equipment of $35.6 million. The increase in the purchases of intangibles during the three months ended March 31, 2026 was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026.

Cash used in financing activities was $97.7 million for the three months ended March 31, 2026, as compared to $30.2 million for the three months ended March 31, 2025. The increase was due to an increase in the repurchases of common stock of $67.1 million, an increase in the cash payment of dividends in the current year of $2.0 million and a decrease in the proceeds from issuance of common stock of $1,000, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.6 million.

Working capital was $834.5 million as of March 31, 2026, as compared to $979.0 million as of December 31, 2025. The decrease was primarily due to decreases in short-term investments, other current assets, and accounts receivable, partially offset by an increase in cash and cash equivalents.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for additional discussion of our critical accounting policies.

Contractual Obligations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 29, 2025, our Board of Directors approved a share repurchase program, authorizing us to purchase up to $100.0 million of our common stock. The repurchase authorization was effective immediately and permitted shares of our common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program had no time limit, did not obligate us to acquire a specified number of shares and was able to be modified, suspended or discontinued at any time at our discretion. During the three months ended March 31, 2026, and inclusive of such purchases in the same period, we completed the share repurchase program, through which we repurchased a total of 923,883 shares of our common stock for an aggregate purchase price of $100.0 million.

On April 28, 2026, our Board of Directors authorized the repurchase of up to an additional $400.0 million of our common stock.

Share repurchase activity during the three months ended March 31, 2026, was as follows (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2026	120,003	$117.44	120,003	$51,846
February 1 - 28, 2026	153,754	110.79	153,754	34,811
March 1 - 31, 2026	358,916	96.99	358,916	—
Total	632,673	$104.19	632,673	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: April 30, 2026	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer