Form 10-Q
period 2026-06-30
UNIVERSAL DISPLAY CORP \PA\
filed 2026-07-30
CIK 1005284

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 27, 2026, the registrant had outstanding 45,966,835 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,563	$138,353
Short-term investments	350,749	464,004
Accounts receivable	126,204	119,953
Inventory	249,646	240,912
Other current assets	94,597	123,836
Total current assets	941,759	1,087,058
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $204,594 and $189,326	209,653	214,947
ACQUIRED TECHNOLOGY, net of accumulated amortization of $230,990 and $220,392	96,185	56,783
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $13,979 and $13,269	3,309	4,019
GOODWILL	15,535	15,535
INVESTMENTS	411,120	377,034
DEFERRED INCOME TAXES	79,793	79,454
OTHER ASSETS	130,377	128,932
TOTAL ASSETS	$1,887,731	$1,963,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,604	$23,344
Accrued expenses	39,817	52,564
Deferred revenue	40,823	21,011
Other current liabilities	11,576	11,094
Total current liabilities	110,820	108,013
DEFERRED REVENUE	2,023	1,943
RETIREMENT PLAN BENEFIT LIABILITY	57,166	56,541
OTHER LIABILITIES	33,757	36,246
Total liabilities	203,766	202,743
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,051,750 and 48,916,606 shares issued, and 46,231,008 and 47,259,748 shares outstanding, at June 30, 2026 and December 31, 2025, respectively	491	489
Additional paid-in capital	750,717	744,692
Retained earnings	1,128,497	1,090,479
Accumulated other comprehensive (loss) income	(5,200)	781
Treasury stock, at cost (2,820,742 and 1,656,858 shares at June 30, 2026 and December 31, 2025)	(190,542)	(75,424)
Total shareholders’ equity	1,683,965	1,761,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,887,731	$1,963,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Material sales	$66,191	$88,650	$149,940	$174,805
Royalty and license fees	81,212	75,667	135,422	149,236
Contract research services	4,754	7,477	9,006	14,030
Total revenue	152,157	171,794	294,368	338,071
COST OF SALES	36,790	39,203	72,911	77,337
Gross margin	115,367	132,591	221,457	260,734
OPERATING EXPENSES:
Research and development	34,974	36,358	70,220	71,258
Selling, general and administrative	18,565	20,440	38,597	37,454
Amortization of acquired technology and other intangible assets	5,719	4,548	11,307	9,093
Patent costs	2,356	2,588	4,725	4,494
Royalty and license expense	105	117	209	231
Total operating expenses	61,719	64,051	125,058	122,530
OPERATING INCOME	53,648	68,540	96,399	138,204
Interest income, net	8,477	9,763	17,192	19,837
Other (loss) income, net	(1,121)	5,575	(7,294)	5,953
Interest and other income, net	7,356	15,338	9,898	25,790
INCOME BEFORE INCOME TAXES	61,004	83,878	106,297	163,994
INCOME TAX EXPENSE	(11,583)	(16,614)	(20,980)	(32,286)
NET INCOME	$49,421	$67,264	$85,317	$131,708
NET INCOME PER COMMON SHARE:
BASIC	$1.06	$1.41	$1.82	$2.77
DILUTED	$1.06	$1.41	$1.82	$2.76
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	46,653,464	47,593,660	46,822,359	47,580,549
DILUTED	46,682,123	47,674,886	46,900,488	47,684,351
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.45	$1.00	$0.90

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$49,421	$67,264	$85,317	$131,708
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale debt securities	(2,646)	(319)	(5,983)	1,001
Amortization of prior service cost for retirement plan included in net periodic pension costs, net of tax of ($1), ($1), ($2) and ($2), respectively	5	5	9	9
Change in cumulative foreign currency translation adjustment	8	173	(7)	198
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(2,633)	(141)	(5,981)	1,208
COMPREHENSIVE INCOME	$46,788	$67,123	$79,336	$132,916

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended June 30, 2026
					Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, MARCH 31, 2026	200,000	$2	49,039,974	$490	$745,385	$1,102,489	$(2,567)	2,289,531	$(141,819)	$1,703,980
Net income	—	—	—	—	—	49,421	—	—	—	49,421
Other comprehensive loss	—	—	—	—	—	—	(2,633)	—	—	(2,633)
Common stock repurchased, inclusive of excise tax	—	—	—	—	—	—	—	531,211	(48,723)	(48,723)
Cash dividends declared	—	—	—	—	—	(23,413)	—	—	—	(23,413)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	11,776	1	5,332	—	—	—	—	5,333
BALANCE, JUNE 30, 2026	200,000	$2	49,051,750	$491	$750,717	$1,128,497	$(5,200)	2,820,742	$(190,542)	$1,683,965

	Six Months Ended June 30, 2026
					Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2025	200,000	$2	48,916,606	$489	$744,692	$1,090,479	$781	1,656,858	$(75,424)	$1,761,019
Net income	—	—	—	—	—	85,317	—	—	—	85,317
Other comprehensive loss	—	—	—	—	—	—	(5,981)	—	—	(5,981)
Common stock repurchased, inclusive of excise tax	—	—	—	—	—	—	—	1,163,884	(115,118)	(115,118)
Cash dividends declared	—	—	—	—	—	(47,299)	—	—	—	(47,299)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	135,144	2	6,025	—	—	—	—	6,027
BALANCE, JUNE 30, 2026	200,000	$2	49,051,750	$491	$750,717	$1,128,497	$(5,200)	2,820,742	$(190,542)	$1,683,965

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,317	$131,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,366	13,402
Amortization of intangibles	11,307	9,093
Investment losses (gains), net	2,588	(2,496)
Impairment of minority investments	415	—
Stock-based compensation	12,464	16,419
Deferred income tax benefit	(342)	(4,592)
Retirement plan expense, net of benefit payments	637	847
Decrease (increase) in assets:
Accounts receivable	(6,251)	(33,395)
Inventory	(8,734)	(25,261)
Other current assets	19,239	(19,777)
Other assets	(1,445)	(8,232)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(14,031)	4,632
Other current liabilities	(147)	(3,153)
Deferred revenue	19,892	4,618
Other liabilities	(2,420)	(1,315)
Net cash provided by operating activities	133,855	82,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,237)	(27,536)
Purchase of intangibles	(40,000)	—
Purchases of investments	(194,296)	(191,951)
Proceeds from sale and maturity of investments	264,483	185,000
Net cash provided by (used in) investing activities	16,950	(34,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,041	1,074
Repurchases of common stock, inclusive of excise tax	(115,218)	—
Payment of withholding taxes related to stock-based compensation to employees	(7,779)	(9,442)
Cash dividends paid	(46,639)	(42,819)
Net cash used in financing activities	(168,595)	(51,187)
DECREASE IN CASH AND CASH EQUIVALENTS	(17,790)	(3,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,353	98,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,563	$95,804
SUPPLEMENTAL DISCLOSURES:
Unrealized (loss) gain on available-for-sale securities	$(5,979)	$1,001
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accrued dividends included in other current liabilities and other liabilities	660	360
Net change in repurchases of common stock, inclusive of excise tax, included in other current liabilities	(100)	—
Net change in accounts payable and accrued expenses related to purchases of property and equipment	3,165	4,242
Cash refunded (paid) for income taxes, net	8,649	(45,616)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2026, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements, the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three and six months ended June 30, 2026 and 2025 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

Cost of Sales

Cost of sales consists of labor and material costs associated with the production of materials processed at the facilities of the Company's manufacturing partner, PPG Industries, Inc. (PPG) and at the Company's internal facilities. The Company’s cost of sales also includes depreciation of manufacturing equipment, as well as manufacturing overhead costs and inventory adjustments for excess and obsolete inventory.

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

Amortization of Acquired Technology

Amortization costs primarily relate to technology acquired from Merck KGaA, Darmstadt, Germany (Merck KGaA) and BASF SE (BASF). The Merck KGaA acquisitions were completed on April 28, 2023 and January 15, 2026, and the BASF acquisition was completed during the year ended December 31, 2016. Acquisition costs are being amortized over a period of 10 years for the Merck KGaA and BASF patents. See Note 7 for further discussion.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill includes several changes to federal tax law that generally allow for more favorable treatment of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures. H.R.1 also includes certain changes to the international tax framework and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. During the three and six months ended June 30, 2026, the Company evaluated H.R 1 and estimated its impact on the Consolidated Financial Statements to be limited. The Company will continue to evaluate the full impact of the legislative changes as additional guidance becomes available.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2026
Cash accounts in banking institutions	$76,429	$—	$—	$76,429
US Government bonds	42,996	—	—	42,996
Money market accounts	1,138	—	—	1,138
	$120,563	$—	$—	$120,563
December 31, 2025
Cash accounts in banking institutions	$110,892	$—	$—	$110,892
US Government bonds	26,479	—	—	26,479
Money market accounts	982	—	—	982
	$138,353	$—	$—	$138,353

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2026
U.S. Government bonds	$344,977	$310	$(268)	$345,019
Marketable equity securities (1)	8,918	273	(3,461)	5,730
	$353,895	$583	$(3,729)	$350,749
December 31, 2025
U.S. Government bonds	$453,812	$1,592	$(6)	$455,398
Marketable equity securities (1)	4,677	3,943	(14)	8,606
	$458,489	$5,535	$(20)	$464,004

(1)
Changes in aggregate fair value recorded in other (loss) income, net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
June 30, 2026
U.S. Government bonds	$385,802	$49	$(2,622)	$383,229
	$385,802	$49	$(2,622)	$383,229
December 31, 2025
U.S. Government bonds	$351,125	$1,873	$(11)	$352,987
	$351,125	$1,873	$(11)	$352,987

As of June 30, 2026, 100% of the Company's long-term U.S. Government bonds had maturities between one and three years.

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the Company had minority equity investments in eight and six entities, respectively, with a total carrying value of $25.9 million and $22.0 million, respectively, accounted for as equity securities without readily determinable fair values. As of both June 30, 2026 and December 31, 2025, the Company had two convertible note investments, with a total fair value of $2.0 million, accounted for as available-for-sale debt securities without readily determinable fair values. During the three and six months ended June 30, 2026, the Company recognized an impairment loss of none and $415,000, respectively, in the value of one of its minority equity investments. During the three and six months ended June 30, 2025, the Company did not recognize an impairment in the value of its minority equity investments.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2026 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$383,229	$383,229	$—	$—
Short-term U.S. Government bonds	345,019	345,019	—	—
Cash equivalents	44,134	44,134	—	—
Short-term marketable equity securities	1,256	1,256	—	—
Convertible notes	2,000	—	—	2,000

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$352,987	$352,987	$—	$—
Short-term U.S. Government bonds	455,398	455,398	—	—
Cash equivalents	27,461	27,461	—	—
Short-term marketable equity securities	8,606	8,606	—	—
Convertible notes	2,000	—	—	2,000

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement. During the three months ended June 30, 2026, the Company reclassified a $4.5 million short-term marketable equity security from a Level 1 fair value measurement to a non-recurring Level 3 fair value measurement within the fair value hierarchy. The related fair value was adjusted based on observable pricing information identified during the period, together with other facts and circumstances considered by management.

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other (loss) income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of June 30, 2026 and December 31, 2025.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$137,335	$144,300
Work-in-process	22,914	24,102
Finished goods	89,397	72,510
Inventory	$249,646	$240,912

The Company recorded an increase in its inventory reserves of $315,000 for the three and six months ended June 30, 2026 due to changes in estimated net realizable value of certain products. The Company recorded no increase in its inventory reserves for the three and six months ended June 30, 2025.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$12,230	$12,230
Building and improvements	173,886	166,250
Office and lab equipment	191,568	180,473
Furniture, fixtures and computer related assets	17,005	16,875
Construction-in-progress	19,558	28,445
	414,247	404,273
Less: Accumulated depreciation	(204,594)	(189,326)
Property and equipment, net	$209,653	$214,947

Depreciation expense was $7.8 million and $6.9 million for the three months ended June 30, 2026 and 2025, respectively, and $15.4 million and $13.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Merck KGaA	$116,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	327,175	277,175
Less: Accumulated amortization	(230,990)	(220,392)
Acquired technology, net	$96,185	$56,783

Amortization expense related to acquired technology was $5.4 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $10.6 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $6.1 million for the six months ending December 31, 2026, $12.2 million in each of the years ending December 31, 2027 and 2028, $12.1 million in each of the years ending December 31, 2029 and 2030, and $41.5 million in total thereafter.

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

At June 30, 2026, these other intangible assets consist of the following (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(9,085)	$1,435
Developed IP, processes and recipes	4,820	(3,188)	1,632
Trade name/Trademarks	1,500	(1,493)	7
Other	448	(213)	235
Total identifiable other intangible assets	$17,288	$(13,979)	$3,309

At December 31, 2025, these other intangible assets consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,632)	$1,888
Developed IP, processes and recipes	4,820	(3,028)	1,792
Trade name/Trademarks	1,500	(1,418)	82
Other	448	(191)	257
Total identifiable other intangible assets	$17,288	$(13,269)	$4,019

Amortization expense related to other intangible assets was $356,000 for both three months ended June 30, 2026 and 2025, and $709,000 and $708,000 for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $653,000 for the six months ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $426,000 for the year ending December 31, 2028, $366,000 for each of the years ending December 31, 2029 and 2030, and $219,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term taxes receivable	$50,320	$53,842
Long-term unbilled receivables	54,867	45,600
Right-of-use assets	17,962	19,925
Long-term contract assets	1,758	3,338
Other long-term assets	5,470	6,227
Other assets	$130,377	$128,932

See Notes 9, 20 and 21 for further explanation on right-of-use assets, long-term taxes receivable and long-term unbilled receivables, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2026, the Company did not have any finance leases and had one additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,187	$942	$2,366	$1,858
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$—	$—	$709

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use assets	$17,962	$19,925
Short-term lease liabilities	4,827	4,752
Long-term lease liabilities	16,863	19,217

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2026
Weighted average remaining lease term (in years)	4.8
Weighted average discount rate	3.9%

As of June 30, 2026, current operating leases had remaining terms between five months and five years with options to extend the lease terms.

Undiscounted future minimum lease payments as of June 30, 2026, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2026(1)	$2,689
2027	5,304
2028	5,012
2029	3,631
2030	3,398
Thereafter	3,313
Total lease payments	23,347
Less: Imputed interest	(1,657)
Present value of lease payments	$21,690

(1)
Scheduled maturities of lease liabilities represent the period from July 1, 2026 to December 31, 2026.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation	$18,539	$29,160
PPG Industries, Inc. agreement	10,430	12,104
Professional fees	1,311	919
Consulting	1,232	1,492
Research and development agreements	1,099	836
Royalties	209	504
Other	6,997	7,549
Accrued expenses	$39,817	$52,564

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $105,000 for both three months ended June 30, 2026 and 2025, and $208,000 and $204,000 for the six months ended June 30, 2026 and 2025, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of June 30, 2026, the Company was obligated to pay USC up to $4.6 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $470,000 and $380,000 for the three months ended June 30, 2026 and 2025, respectively, and $930,000 and $832,000 for the six months ended June 30, 2026 and 2025, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term lease liabilities	$16,863	$19,217
Long-term taxes payable	15,749	15,749
Other long-term liabilities	1,145	1,280
Other liabilities	$33,757	$36,246

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

The Company recorded research and development expense of $2.8 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $8.7 million for the six months ended June 30, 2026 and 2025, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (Series A) to American Biomimetics Corporation (ABC) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. As of June 30, 2026, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of June 30, 2026, the Company had issued 49,051,750 shares of common stock, of which 46,231,008 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $100.0 million of its common stock, which was completed during the six months ended June 30, 2026. On April 28, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s common stock. The repurchase authorizations were effective immediately and permits shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase programs have no time limit, do not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. During the six months ended June 30, 2026, the Company repurchased an aggregate of 1,163,884 shares of its common stock for $114.2 million. During the six months ended June 30, 2025, the Company repurchased no shares of common stock.

Dividends

During the three months ended June 30, 2026, the Company declared cash dividends of $0.50 per common share, or $23.4 million, and during the six months ended June 30, 2026, the Company declared cash dividends of $1.00 per common share, or $47.3 million, on the Company's outstanding common stock. The Company paid $23.2 million and $46.6 million of cash dividends during the three and six months ended June 30, 2026, respectively.

On July 28, 2026, the Company’s Board of Directors declared a third quarter dividend of $0.50 per share to be paid on September 30, 2026 to all shareholders of record of the Company’s common stock as of the close of business on September 16, 2026. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Amounts related to the changes in accumulated other comprehensive (loss) income were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2025, net of tax	$3,255	$(2,408)	$(66)	$781
Other comprehensive loss before reclassification	(5,983)	—	(7)	(5,990)
Reclassification to net income (1)	—	9	—	9	Selling, general and administrative, research and development and cost of sales
Change during period	(5,983)	9	(7)	(5,981)
Balance June 30, 2026, net of tax	$(2,728)	$(2,399)	$(73)	$(5,200)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive income before reclassification	1,001	—	198	1,199
Reclassification to net income (1)	—	9	—	9	Selling, general and administrative, research and development and cost of sales
Change during period	1,001	9	198	1,208
Balance June 30, 2025, net of tax	$2,270	$(2,097)	$(20)	$153

(1)
The Company reclassified amortization of prior service cost for its retirement plan from accumulated other comprehensive (loss) income to net income of $9,000 for both six months ended June 30, 2026 and 2025.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of June 30, 2026, there were 771,509 shares available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the six months ended June 30, 2026, the Company granted 128,274 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $12.4 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended June 30, 2026 and 2025, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.9 million for both periods, research and development expense of $1.4 million and $1.2 million, respectively, and cost of sales of $354,000 and $432,000, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $3.8 million and $3.6 million, respectively, research and development expense of $2.6 million and $2.4 million, respectively, and cost of sales of $828,000 and $841,000, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended June 30, 2026 and 2025, 435 and 333 shares, respectively, with aggregate fair values of $41,000 and $44,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the six months ended June 30, 2026 and 2025, 33,900 and 33,044 shares, respectively, with aggregate fair values of $3.7 million and $5.0 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended June 30, 2026 and 2025, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $513,000 and $522,000, respectively. Such compensation charges to selling, general and administrative expense were $1.0 million for both six months ended June 30, 2026 and 2025. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 9,110 and 6,840 shares, respectively, during the six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, the Company granted 102,306 performance units, of which 51,156 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 25,575 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 25,575 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.9 million for the six months ended June 30, 2026, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended June 30, 2026 and 2025, the Company recorded selling, general and administrative expense of $381,000 and $3.2 million, respectively, research and development expense of $139,000 and $1.2 million, and cost of sales expense of $86,000 and $749,000, respectively, related to the performance units. For the six months ended June 30, 2026 and 2025, the Company recorded selling, general and administrative expense of $2.4 million and $5.0 million, respectively, research and development expense of $892,000 and $1.9 million, respectively, and cost of sales expense of $553,000 and $1.2 million, respectively, related to the performance units.

In connection with the vesting of performance units during the six months ended June 30, 2026 and 2025, 42,440 and 30,875 shares, respectively, with an aggregate fair value of $4.1 million and $4.5 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the six months ended June 30, 2026 and 2025, the Company issued 13,721 and 9,072 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.0 million and $1.1 million, respectively.

For the three months ended June 30, 2026 and 2025, the Company recorded charges of $26,000 and $33,000, respectively, to selling, general and administrative expense, $47,000 and $46,000, respectively, to research and development expense, and $59,000 and $56,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the six months ended June 30, 2026 and 2025, the Company recorded charges of $62,000 and $70,000, respectively, to selling, general and administrative expense, $104,000 and $102,000, respectively, to research and development expense, and $124,000 and $118,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the six months ended June 30, 2026 and 2025, the Company granted a total of 2,520 and 2,070 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2025 and 2024, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both six-month periods.

For the three months ended June 30, 2026 and 2025, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 for both periods. Such compensation charges to research and development expense were $120,000 and $118,000, respectively, for the six months ended June 30, 2026 and 2025.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of June 30, 2026, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for both six months ended June 30, 2026 and 2025 were $1.0 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost	$630	$697	$1,260	$1,393
Service cost	130	225	373	450
Amortization of prior service cost	5	5	11	11
Total net periodic benefit cost	$765	$927	$1,644	$1,854

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

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2026 and December 31, 2025, the Company had contractual purchase commitments for inventory of $36.4 million and $40.7 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended June 30,		% of Total Revenue for the Six Months Ended June 30,		Accounts Receivable as of
Customer	2026	2025	2026	2025	June 30, 2026
A	43%	39%	46%	38%	$11,035
B	21%	19%	23%	19%	32,574
C	21%	17%	17%	20%	49,612
D	4%	10%	4%	8%	19,763

Revenues from outside of North America represented approximately 97% and 96% of consolidated revenue for the three months ended June 30, 2026 and 2025, respectively, and 97% and 96% for the six months ended June 30, 2026 and 2025, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2026	2025	2026	2025
South Korea	$87,411	$86,522	$180,580	$173,855
China	59,089	75,920	102,733	147,012
Japan	211	1,701	582	2,114
Other non-U.S. locations	361	534	654	988
Total non-U.S. locations	147,072	164,677	284,549	323,969
United States	5,085	7,117	9,819	14,102
Total revenue	$152,157	$171,794	$294,368	$338,071

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$116,641	$120,835
Ireland	71,369	73,838
Other	21,643	20,274
Total property and equipment, net	$209,653	$214,947

Substantially all finished goods were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 19.0% and 19.8% for the three months ended June 30, 2026 and 2025, respectively, and 19.7% for both six months ended June 30, 2026 and 2025. The Company recorded income tax expense of $11.6 million and $16.6 million for the three months ended June 30, 2026 and 2025, respectively, and $21.0 million and $32.3 million for the six months ended June 30, 2026 and 2025, respectively. The discrepancy between the statutory tax rate and the effective tax rate was primarily due to the benefit of income taxed in foreign jurisdictions and the use of research and development credits. As of June 30, 2026 and December 31, 2025 the Company had $25.1 million and $57.0 million, respectively, of taxes receivable included in other current assets on the Consolidated Balance Sheets. In January 2026, the Company received $39.0 million of the taxes receivable as of December 31, 2025 from the United States Treasury.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2026, there was not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credits and unrealized loss on investments. There are no indicators against the realizability of the remaining net deferred tax asset.

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

On September 18, 2025, the Korean Supreme Court issued a decision, changing its long-standing position on the taxation of royalties for patents not registered in Korea. The court held that royalties paid for licensing of a patent constitute Korean source income if the patented technology is actually used in the territory of the Republic of Korea. Based on discussions with a prominent Korean law firm, the Company has been advised that there is still a more likely-than-not chance of success, as the manufacturing and sales process occurs within and without the Republic of Korea. During a court appearance in March 2026, the judge requested additional information from the Korean Tax Authority, regarding what amount of royalties would be considered to be related to use in Korea. The Korean Tax Authority has not produced the requested information and, therefore, the scheduled July 2026 hearing was postponed without a specific future date.

The Company has recorded a long-term receivable of $50.3 million and $53.8 million as of June 30, 2026, and December 31, 2025, respectively, for the receipt of the Korean withholding tax. The Company also recorded a foreign exchange loss of $476,000 and a foreign exchange gain of $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and a foreign exchange loss of $3.5 million and a foreign exchange gain of $4.5 million for the six months ended June 30, 2026 and 2025, respectively, due to the fluctuation of the Korean Won to the U.S. Dollar and resulting remeasurement of this Won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of June 30, 2026 and December 31, 2025, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2022. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is currently under IRS tax audit for 2023, and under California tax audit for 2021 and 2022. As of June 30, 2026, no adjustments have been proposed for these ongoing audits.

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

For the three months ended June 30, 2026 and 2025, the Company recorded 97% and 96%, respectively, of its revenue from OLED related sales and 3% and 4%, respectively, from the providing of services through Adesis. For the six months ended June 30, 2026 and 2025, the Company recorded 97% and 96%, respectively, of its revenue from OLED related sales and 3% and 4%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$126,204	$119,953
Short-term unbilled receivables	23,165	19,338
Long-term unbilled receivables	54,867	45,600
Short-term contract assets	3,051	3,070
Long-term contract assets	1,758	3,338
Short-term deferred revenue	40,823	21,011
Long-term deferred revenue	2,023	1,943

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of June 30, 2026 will be recognized as materials are shipped to customers over the remaining contract periods. As of June 30, 2026, the Company had $19.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Six Months Ended June 30, 2026
	Assets	Liabilities
Balance at December 31, 2025	$71,346	$(22,954)
Revenue recognized that was previously included in deferred revenue, net	—	76,351
Increases due to cash received	—	(106,286)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	10,043
Unbilled receivables recorded, net	49,933	—
Contract assets recorded, net	(1,598)	—
Transferred to receivables from unbilled receivables	(36,840)	—
Net change	11,495	(19,892)
Balance at June 30, 2026	$82,841	$(42,846)

	Six Months Ended June 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	55,923
Increases due to cash received	—	(63,183)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	2,642
Unbilled receivables recorded, net	89,409	—
Contract assets recorded, net	(1,038)	—
Transferred to receivables from unbilled receivables	(76,581)	—
Net change	11,790	(4,618)
Balance at June 30, 2025	$76,666	$(38,229)

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $10.0 million for the six months ended June 30, 2026 as compared to an increase of $2.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the adjustment resulted from an increase in the average price per gram, primarily due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$49,421	$67,264	$85,317	$131,708
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	12	(30)	2	(110)
Adjusted net income	$49,433	$67,234	$85,319	$131,598
Denominator:
Weighted average common shares outstanding – Basic	46,653,464	47,593,660	46,822,359	47,580,549
Effect of dilutive shares:
Common stock equivalents arising from ESPP	699	392	1,854	959
Restricted stock awards and units and performance units	27,960	80,834	76,275	102,843
Weighted average common shares outstanding – Diluted	46,682,123	47,674,886	46,900,488	47,684,351
Net income per common share:
Basic	$1.06	$1.41	$1.82	$2.77
Diluted	$1.06	$1.41	$1.82	$2.76

For the three months ended June 30, 2026 and 2025, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 390,772 and 99,171, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the six months ended June 30, 2026 and 2025, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 331,129 and 93,479, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of June 30, 2026, Adesis employed a team of 134 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
REVENUE:
Material sales	$66,191	$88,650	$(22,459)
Royalty and license fees	81,212	75,667	5,545
Contract research services	4,754	7,477	(2,723)
Total revenue	152,157	171,794	(19,637)
COST OF SALES	36,790	39,203	(2,413)
Gross margin	115,367	132,591	(17,224)
OPERATING EXPENSES:
Research and development	34,974	36,358	(1,384)
Selling, general and administrative	18,565	20,440	(1,875)
Amortization of acquired technology and other intangible assets	5,719	4,548	1,171
Patent costs	2,356	2,588	(232)
Royalty and license expense	105	117	(12)
Total operating expenses	61,719	64,051	(2,332)
OPERATING INCOME	53,648	68,540	(14,892)
Interest income, net	8,477	9,763	(1,286)
Other (loss) income, net	(1,121)	5,575	(6,696)
Interest and other income, net	7,356	15,338	(7,982)
INCOME BEFORE INCOME TAXES	61,004	83,878	(22,874)
INCOME TAX EXPENSE	(11,583)	(16,614)	5,031
NET INCOME	$49,421	$67,264	$(17,843)

Revenue

Our total material sales were $66.2 million for the three months ended June 30, 2026, as compared to $88.7 million for the three months ended June 30, 2025, a decrease of 25% with a decrease in unit material volume of 11%. The decrease in material sales was primarily due to lower unit material volume, changes in customer mix and a $6.9 million unfavorable period-over-period change in the cumulative catch-up adjustment for material sales, primarily attributable to product mix changes forecasted over the respective remaining lives of certain customer contracts.

•
Green emitter sales for the three months ended June 30, 2026, which include our yellow-green emitters, were $50.9 million as compared to $63.6 million for the three months ended June 30, 2025, with unit material volumes decreasing by 5%.
•
Red emitter sales for the three months ended June 30, 2026 were $15.1 million as compared to $23.9 million for the three months ended June 30, 2025, with unit material volumes decreasing by 21%.

Revenue from royalty and license fees was $81.2 million for the three months ended June 30, 2026 as compared to $75.7 million for the three months ended June 30, 2025, an increase of 7%. The increase in royalty and license fees was primarily the result of a $16.3 million favorable period-over-period change in the cumulative catch-up adjustment for royalty and license fees, partially offset by lower unit material volume and changes in customer mix. The $16.3 million favorable period-over-period change in the cumulative catch-up adjustment was primarily attributable to an increase in the average royalty and license fees price per gram due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $10.1 million for the three months ended June 30, 2026 as compared to a net increase of $655,000 for the three months ended June 30, 2025.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $4.8 million for the three months ended June 30, 2026 as compared to $7.5 million for the three months ended June 30, 2025, a decrease of 36%. The decrease in contract research services revenue was primarily due to decreased specialty manufacturing customer demand at Adesis during the three months ended June 30, 2026.

Cost of sales

Cost of sales for the three months ended June 30, 2026 decreased by $2.4 million as compared to the three months ended June 30, 2025, primarily due to lower sales volume and Adesis' cost of sales, partially offset by product mix. As a result of the decrease in revenue from material sales, partially offset by the increase in revenue from royalty and license fees, gross margin for the three months ended June 30, 2026 decreased by $17.2 million as compared to the three months ended June 30, 2025, with gross margin as a percentage of revenue decreasing to 76% from 77%.

Research and development

Research and development expenses decreased to $35.0 million for the three months ended June 30, 2026, as compared to $36.4 million for the three months ended June 30, 2025. The decrease in research and development expenses was primarily due to a reduction in stock-based compensation and contract research costs.

Selling, general and administrative

Selling, general and administrative expenses decreased to $18.6 million for the three months ended June 30, 2026, as compared to $20.4 million for the three months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease in stock-based compensation, partially offset by an increase in consulting expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $5.7 million for the three months ended June 30, 2026 as compared to $4.5 million for the three months ended June 30, 2025. The increase in amortization of acquired technology and other intangible assets was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs decreased to $2.4 million for the three months ended June 30, 2026, as compared to $2.6 million for the three months ended June 30, 2025.

Royalty and license expense

Royalty and license expense decreased to $105,000 for the three months ended June 30, 2026, as compared to $117,000 for the three months ended June 30, 2025.

Interest and other income, net

Interest income, net was $8.5 million for the three months ended June 30, 2026, as compared to $9.8 million for the three months ended June 30, 2025. The decrease in interest income, net was primarily attributable to lower bond yields and reduced average investment balances on available-for-sale investments compared with the same period in 2025. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other loss, net of $1.1 million for the three months ended June 30, 2026 as compared to other income, net of $5.6 million for the three months ended June 30, 2025. The decrease in other (loss) income, net was due to a $730,000 investment loss on our marketable equity securities portfolio and a $476,000 foreign exchange loss during the three months ended June 30, 2026 as compared to a $4.5 million foreign exchange gain during the three months ended June 30, 2025, which was caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.0% and 19.8% for the three months ended June 30, 2026 and 2025, respectively, and we recorded income tax expense of $11.6 million and $16.6 million, respectively, for those periods.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
REVENUE:
Material sales	$149,940	$174,805	$(24,865)
Royalty and license fees	135,422	149,236	(13,814)
Contract research services	9,006	14,030	(5,024)
Total revenue	294,368	338,071	(43,703)
COST OF SALES	72,911	77,337	(4,426)
Gross margin	221,457	260,734	(39,277)
OPERATING EXPENSES:
Research and development	70,220	71,258	(1,038)
Selling, general and administrative	38,597	37,454	1,143
Amortization of acquired technology and other intangible assets	11,307	9,093	2,214
Patent costs	4,725	4,494	231
Royalty and license expense	209	231	(22)
Total operating expenses	125,058	122,530	2,528
OPERATING INCOME	96,399	138,204	(41,805)
Interest income, net	17,192	19,837	(2,645)
Other (loss) income, net	(7,294)	5,953	(13,247)
Interest and other income, net	9,898	25,790	(15,892)
INCOME BEFORE INCOME TAXES	106,297	163,994	(57,697)
INCOME TAX EXPENSE	(20,980)	(32,286)	11,306
NET INCOME	$85,317	$131,708	$(46,391)

Revenue

Our total material sales were $149.9 million for the six months ended June 30, 2026, as compared to $174.8 million for the six months ended June 30, 2025, a decrease of 14% with a decrease in unit material volume of 7%. The decrease in material sales was primarily due to lower unit material volume and changes in customer mix.

•
Green emitter sales for the six months ended June 30, 2026, which include our yellow-green emitters, were $114.9 million as compared to $127.1 million for the six months ended June 30, 2025, with unit material volumes decreasing by 4%.
•
Red emitter sales for the six months ended June 30, 2026 were $34.8 million as compared to $45.4 million for the six months ended June 30, 2025, with unit material volumes decreasing by 15%.

Revenue from royalty and license fees was $135.4 million for the six months ended June 30, 2026 as compared to $149.2 million for the six months ended June 30, 2025, a decrease of 9%. The decrease in royalty and license fees for the six months ended June 30, 2026 was primarily the result of lower unit material volume and changes in customer mix, partially offset by the impact of a $7.4 million favorable period-over-period change in the cumulative catch-up adjustment, which was primarily attributable to royalty and license fees, as described below.

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $10.0 million for the six months ended June 30, 2026 as compared to a net increase of $2.6 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the adjustment resulted from an increase in the average price per gram, primarily due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis. Contract research services revenue was $9.0 million for the six months ended June 30, 2026 as compared to $14.0 million for the six months ended June 30, 2025, a decrease of 36%. The decrease in contract research services revenue was primarily due to decreased specialty manufacturing customer demand at Adesis during the six months ended June 30, 2026.

Cost of sales

Cost of sales for the six months ended June 30, 2026 decreased by $4.4 million as compared to the six months ended June 30, 2025, primarily due to lower sales volume and Adesis' cost of sales, partially offset by product mix. As a result of the decrease in revenue material sales and royalty and license fees, gross margin for the six months ended June 30, 2026 decreased by $39.3 million as compared to the six months ended June 30, 2025, with gross margin as a percentage of revenue decreasing to 75% from 77%.

Research and development

Research and development expenses decreased to $70.2 million for the six months ended June 30, 2026, as compared to $71.3 million for the six months ended June 30, 2025. The decrease in research and development expenses was primarily due to a reduction in stock-based compensation and contract research costs, partially offset by an increase in PPG development expenses.

Selling, general and administrative

Selling, general and administrative expenses increased to $38.6 million for the six months ended June 30, 2026, as compared to $37.5 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily due to an increase in consulting expenses, partially offset by a decrease in stock-based compensation.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $11.3 million for the six months ended June 30, 2026 as compared to $9.1 million for the six months ended June 30, 2025. The increase in amortization of acquired technology and other intangible assets was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $4.7 million for the six months ended June 30, 2026, as compared to $4.5 million for the six months ended June 30, 2025.

Royalty and license expense

Royalty and license expense decreased to $209,000 for the six months ended June 30, 2026, as compared to $231,000 for the six months ended June 30, 2025.

Interest and other income, net

Interest income, net was $17.2 million for the six months ended June 30, 2026, as compared to $19.8 million for the six months ended June 30, 2025. The decrease in interest income, net was primarily attributable to lower bond yields and reduced average investment balances on available-for-sale investments compared with the same period in 2025. Other (loss) income, net primarily consisted of net exchange gains and losses on foreign currency transactions, net investment gains and losses, and rental income. We recorded other loss, net of $7.3 million for the six months ended June 30, 2026 as compared to other income, net of $6.0 million for the six months ended June 30, 2025. The decrease in other (loss) income, net was primarily due to a $3.5 million foreign exchange loss, a $3.4 million investment loss on our marketable equity securities portfolio and a $415,000 impairment loss on our minority equity investment portfolio during the six months ended June 30, 2026 as compared to a $4.5 million foreign exchange gain during the six months ended June 30, 2025. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean Won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean Won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 19.7% for both six months ended June 30, 2026 and 2025, and we recorded income tax expense of $21.0 million and $32.3 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of June 30, 2026, we had cash and cash equivalents of $120.6 million, short-term investments of $350.7 million, and long-term U.S. Government bonds investments of $383.2 million for a total of $854.5 million. This compares to cash and cash equivalents of $138.4 million, short-term investments of $464.0 million, and long-term U.S. Government bond investments of $353.0 million for a total of $955.4 million as of December 31, 2025.

Cash provided by operating activities for the six months ended June 30, 2026 was $133.9 million resulting from $85.3 million of net income, $42.5 million from non-cash items including depreciation, stock-based compensation and amortization of intangibles, and a $6.1 million increase due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to an increase in deferred revenue of $19.9 million and a decrease in other assets of $17.8 million, partially offset by a decrease in accounts payable and accrued expenses of $14.0 million, an increase in inventory of $8.7 million, an increase in accounts receivable of $6.3 million and a decrease in other liabilities of $2.6 million.

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

Cash provided by investing activities was $17.0 million for the six months ended June 30, 2026, as compared to cash used in investing activities of $34.5 million for the six months ended June 30, 2025. The increase in cash provided by investing activities was due to timing of maturities and purchases of investments resulting in net sales and maturities of $70.2 million for the six months ended June 30, 2026, as compared to net purchases of $7.0 million for the six months ended June 30, 2025, partially offset by an increase in purchases of intangibles and property and equipment of $25.7 million. The increase in the purchases of intangibles during the six months ended June 30, 2026 was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026.

Cash used in financing activities was $168.6 million for the six months ended June 30, 2026, as compared to $51.2 million for the six months ended June 30, 2025. The increase was due to an increase in the repurchases of common stock, inclusive of excise tax, of $115.2 million, an increase in the cash payment of dividends in the current year of $3.8 million and a decrease in the proceeds from issuance of common stock of $33,000, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.6 million.

Working capital was $830.9 million as of June 30, 2026, as compared to $979.0 million as of December 31, 2025. The decrease was primarily due to decreases in short-term investments and other current assets.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2026, our Board of Directors authorized the repurchase of up to an additional $400.0 million of our common stock. The repurchase authorization was effective immediately and permitted shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase program has no time limit, does not obligate the Company to acquire a specified number of shares and can be modified, suspended or discontinued at any time at the Company’s discretion.

Share repurchase activity during the three months ended June 30, 2026, was as follows (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	253,537	92.69	253,537	376,501
June 1 - 30, 2026	277,674	89.12	277,674	351,755
Total	531,211	$90.82	531,211	$351,755

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: July 30, 2026	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer