Form 10-Q
period 2026-09-30
UNIVERSAL DISPLAY CORP \PA\
filed 2026-10-28
CIK 1005284

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, the registrant had outstanding 45,023,810 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,447	$138,353
Short-term investments	340,020	464,004
Accounts receivable	89,177	119,953
Inventory	236,867	240,912
Other current assets	140,765	123,836
Total current assets	900,276	1,087,058
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $212,381 and $189,326	206,949	214,947
ACQUIRED TECHNOLOGY, net of accumulated amortization of $234,033 and $220,392	93,142	56,783
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $14,308 and $13,269	2,980	4,019
GOODWILL	15,535	15,535
INVESTMENTS	469,611	377,034
DEFERRED INCOME TAXES	76,414	79,454
OTHER ASSETS	113,504	128,932
TOTAL ASSETS	$1,878,411	$1,963,762
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,570	$23,344
Accrued expenses	52,839	52,564
Deferred revenue	35,013	21,011
Other current liabilities	12,680	11,094
Total current liabilities	119,102	108,013
DEFERRED REVENUE	3,087	1,943
RETIREMENT PLAN BENEFIT LIABILITY	57,421	56,541
OTHER LIABILITIES	33,300	36,246
Total liabilities	212,910	202,743
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY:
Preferred Stock, par value $0.01 per share, 5,000,000 shares authorized, 200,000 shares of Series A Nonconvertible Preferred Stock issued and outstanding (liquidation value of $7.50 per share or $1,500)	2	2
Common Stock, par value $0.01 per share, 200,000,000 shares authorized, 49,063,673 and 48,916,606 shares issued, and 45,279,598 and 47,259,748 shares outstanding, at September 30, 2026 and December 31, 2025, respectively	491	489
Additional paid-in capital	757,577	744,692
Retained earnings	1,184,481	1,090,479
Accumulated other comprehensive (loss) income	(6,969)	781
Treasury stock, at cost (3,784,075 and 1,656,858 shares at September 30, 2026 and December 31, 2025)	(270,081)	(75,424)
Total shareholders’ equity	1,665,501	1,761,019
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,878,411	$1,963,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Material sales	$79,709	$82,634	$229,649	$257,439
Royalty and license fees	75,495	53,317	210,917	202,553
Contract research services	5,228	3,662	14,234	17,692
Total revenue	160,432	139,613	454,800	477,684
COST OF SALES	43,077	35,491	115,988	112,828
Gross margin	117,355	104,122	338,812	364,856
OPERATING EXPENSES:
Research and development	36,347	36,336	106,567	107,594
Selling, general and administrative	20,892	18,039	59,489	55,493
Amortization of acquired technology and other intangible assets	3,372	4,553	14,679	13,646
Patent costs	2,795	1,886	7,520	6,380
Royalty and license expense	244	170	453	401
Total operating expenses	63,650	60,984	188,708	183,514
OPERATING INCOME	53,705	43,138	150,104	181,342
Interest income, net	8,196	10,046	25,388	29,883
Other income, net	37,268	952	29,974	6,905
Interest and other income, net	45,464	10,998	55,362	36,788
INCOME BEFORE INCOME TAXES	99,169	54,136	205,466	218,130
INCOME TAX EXPENSE	(20,223)	(10,111)	(41,203)	(42,397)
NET INCOME	$78,946	$44,025	$164,263	$175,733
NET INCOME PER COMMON SHARE:
BASIC	$1.73	$0.93	$3.53	$3.69
DILUTED	$1.72	$0.92	$3.52	$3.68
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
BASIC	45,750,957	47,554,970	46,539,543	47,571,930
DILUTED	45,787,266	47,676,500	46,605,686	47,681,477
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.45	$1.50	$1.35

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME	$78,946	$44,025	$164,263	$175,733
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized (loss) gain on available-for-sale debt securities net of tax of $2,452, none, $2,452, and none, respectively	(1,774)	788	(7,757)	1,789
Amortization of prior service cost for retirement plan included in net periodic pension costs, net of tax of ($1), ($1), ($4) and ($4), respectively	4	4	13	13
Change in cumulative foreign currency translation adjustment	1	(26)	(6)	172
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,769)	766	(7,750)	1,974
COMPREHENSIVE INCOME	$77,177	$44,791	$156,513	$177,707

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except for share data)

	Three Months Ended September 30, 2026
					Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, JUNE 30, 2026	200,000	$2	49,051,750	$491	$750,717	$1,128,497	$(5,200)	2,820,742	$(190,542)	$1,683,965
Net income	—	—	—	—	—	78,946	—	—	—	78,946
Other comprehensive loss	—	—	—	—	—	—	(1,769)	—	—	(1,769)
Common stock repurchased, inclusive of excise tax	—	—	—	—	—	—	—	963,333	(79,539)	(79,539)
Cash dividends declared	—	—	—	—	—	(22,962)	—	—	—	(22,962)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	11,923	—	6,860	—	—	—	—	6,860
BALANCE, SEPTEMBER 30, 2026	200,000	$2	49,063,673	$491	$757,577	$1,184,481	$(6,969)	3,784,075	$(270,081)	$1,665,501

	Nine Months Ended September 30, 2026
					Additional		Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Equity
BALANCE, DECEMBER 31, 2025	200,000	$2	48,916,606	$489	$744,692	$1,090,479	$781	1,656,858	$(75,424)	$1,761,019
Net income	—	—	—	—	—	164,263	—	—	—	164,263
Other comprehensive loss	—	—	—	—	—	—	(7,750)	—	—	(7,750)
Common stock repurchased, inclusive of excise tax	—	—	—	—	—		—	2,127,217	(194,657)	(194,657)
Cash dividends declared	—	—	—	—	—	(70,261)	—	—	—	(70,261)
Stock-based compensation and ESPP activity, net of taxes withheld	—	—	147,067	2	12,885	—	—	—	—	12,887
BALANCE, SEPTEMBER 30, 2026	200,000	$2	49,063,673	$491	$757,577	$1,184,481	$(6,969)	3,784,075	$(270,081)	$1,665,501

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

UNIVERSAL DISPLAY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,263	$175,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,228	20,932
Amortization of intangibles	14,679	13,646
Investment gains, net	(26,360)	(6,630)
Impairment of minority investments	415	—
Stock-based compensation	18,857	22,888
Deferred income tax expense	5,488	977
Retirement plan expense, net of benefit payments	898	1,271
Decrease (increase) in assets:
Accounts receivable	30,776	39,434
Inventory	4,045	(29,683)
Other current assets	(26,929)	(36,928)
Other assets	15,428	(12,364)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,931)	304
Other current liabilities	(920)	(2,406)
Deferred revenue	15,146	(8,763)
Other liabilities	(3,025)	1,270
Net cash provided by operating activities	234,058	179,681
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,507)	(40,383)
Purchase of intangibles	(40,000)	—
Purchases of investments	(307,336)	(319,593)
Proceeds from sale and maturity of investments	354,483	275,000
Net cash used in investing activities	(10,360)	(84,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,515	1,617
Repurchases of common stock, inclusive of excise tax	(192,960)	—
Payment of withholding taxes related to stock-based compensation to employees	(7,786)	(9,470)
Cash dividends paid	(69,373)	(64,223)
Net cash used in financing activities	(268,604)	(72,076)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,906)	22,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,353	98,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,447	$121,609
SUPPLEMENTAL DISCLOSURES:
Unrealized (loss) gain on available-for-sale securities	$(10,205)	$1,789
Common stock issued to Board of Directors and Scientific Advisory Board that was earned and accrued for in a previous period	300	300
Net change in accrued dividends included in other current liabilities and other liabilities	888	537
Net change in repurchases of common stock, inclusive of excise tax, included in other current liabilities	1,697	—
Net change in accounts payable and accrued expenses related to purchases of property and equipment	2,315	4,888
Cash paid for income taxes, net of refunds	3,207	53,995

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Interim Financial Information

In the opinion of management, the accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial reporting and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto in the Company’s latest year-end Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Minority Equity Investments

The Company accounts for minority equity investments in companies that are not accounted for under the equity method as equity securities without readily determinable fair values. The value of these securities is based on original cost less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment in the same issuer. Under this method, the Company does not recognize its proportionate share of the investees’ income or loss. Impairment losses and adjustments arising from observable price changes are included in the other income, net line item on the Consolidated Statements of Income. The carrying value of these investments is included in investments on the Consolidated Balance Sheets.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Consolidated Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2026, the Company had no leases that qualified as financing arrangements.

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

The vast majority of revenue attributed to material sales is determined through technology license agreements and material supply agreements, the terms of which are jointly agreed upon with the Company’s customers. The remaining revenue recognized is in the form of contract research services revenue earned by the Company’s subsidiary, Adesis, and the Company’s occasional material sales to smaller customers. None of the revenue recognized during the three and nine months ended September 30, 2026 and 2025 resulted solely from royalty or license fee arrangements as to which there were not associated material sales.

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

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14." The bill includes several changes to federal tax law that generally allow for more favorable treatment of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures. H.R.1 also includes certain changes to the international tax framework and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. During the three and nine months ended September 30, 2026, the Company evaluated H.R 1 and estimated its impact on the Consolidated Financial Statements to be limited. The Company will continue to evaluate the full impact of the legislative changes as additional guidance becomes available.

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

Cash and Cash Equivalents

The following table provides details regarding the Company’s portfolio of cash and cash equivalents (in thousands):

	Cost or	Unrealized		Aggregate
Cash and Cash Equivalents Classification	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2026
Cash accounts in banking institutions	$92,386	$—	$—	$92,386
Money market accounts	1,061	—	—	1,061
	$93,447	$—	$—	$93,447
December 31, 2025
Cash accounts in banking institutions	$110,892	$—	$—	$110,892
US Government bonds	26,479	—	—	26,479
Money market accounts	982	—	—	982
	$138,353	$—	$—	$138,353

Short-term Investments

The following table provides details regarding the Company’s portfolio of short-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Short-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2026
U.S. Government bonds	$335,035	$35	$(793)	$334,277
Marketable equity securities (1)	8,935	279	(3,471)	5,743
	$343,970	$314	$(4,264)	$340,020
December 31, 2025
U.S. Government bonds	$453,812	$1,592	$(6)	$455,398
Marketable equity securities (1)	4,677	3,943	(14)	8,606
	$458,489	$5,535	$(20)	$464,004

(1)
Changes in aggregate fair value recorded in other income, net on the Consolidated Statements of Income.

Long-term U.S. Government Bond Investments

The following table provides details regarding the Company’s portfolio of long-term investments (in thousands):

	Cost or	Unrealized		Aggregate
Long-term Investments Classification	Amortized Cost	Gains	(Losses)	Fair Value
September 30, 2026
U.S. Government bonds	$400,605	$3	$(6,002)	$394,606
	$400,605	$3	$(6,002)	$394,606
December 31, 2025
U.S. Government bonds	$351,125	$1,873	$(11)	$352,987
	$351,125	$1,873	$(11)	$352,987

As of September 30, 2026, 100% of the Company's long-term U.S. Government bonds had maturities between one and three years.

Minority Equity Investments

The Company’s portfolio of minority equity investments consists of investments in privately held early-stage companies primarily motivated for the Company to gain early access to new technology and are passive in nature in that the Company typically does not seek to obtain representation on the boards of directors of the companies in which it invests. Minority equity investments are included in investments on the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Company had minority equity investments in nine and six entities, respectively, with a total carrying value of $73.0 million and $22.0 million, respectively, accounted for as equity securities without readily determinable fair values. As of both September 30, 2026 and December 31, 2025, the Company had two convertible note investments, with a total fair value of $2.0 million, accounted for as available-for-sale debt securities without readily determinable fair values. During the three and nine months ended September 30, 2026, the Company recognized a $28.9 million increase in the carrying value of one of its minority equity investments resulting from an observable price change in an orderly transaction. During the three and nine months ended September 30, 2026, the Company recognized an impairment loss of none and $415,000, respectively, in the value of one of its minority equity investments. The Company did not recognize any gains or impairment losses on its minority equity investments during the three and nine months ended September 30, 2025.

4. FAIR VALUE MEASUREMENTS:

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2026 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$394,606	$394,606	$—	$—
Short-term U.S. Government bonds	334,277	334,277	—	—
Cash equivalents	1,061	1,061	—	—
Short-term marketable equity securities	1,270	1,270	—	—
Convertible notes	2,000	—	—	2,000

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 (in thousands):

		Fair Value Measurements, Using
	Total Carrying Value as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term U.S. Government bonds	$352,987	$352,987	$—	$—
Short-term U.S. Government bonds	455,398	455,398	—	—
Cash equivalents	27,461	27,461	—	—
Short-term marketable equity securities	8,606	8,606	—	—
Convertible notes	2,000	—	—	2,000

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement. During the nine months ended September 30, 2026, the Company reclassified a $4.5 million short-term marketable equity security from a Level 1 fair value measurement to a non-recurring Level 3 fair value measurement within the fair value hierarchy. The related fair value was adjusted based on observable pricing information identified during the period, together with other facts and circumstances considered by management.

Changes in fair value of the debt investments are recorded as unrealized gains and losses in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets and any credit losses on debt investments are recorded as an allowance for credit losses with an offset recognized in other income, net on the Consolidated Statements of Income. There were no credit losses on debt investments as of September 30, 2026 and December 31, 2025.

5. INVENTORY:

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$124,707	$144,300
Work-in-process	26,534	24,102
Finished goods	85,626	72,510
Inventory	$236,867	$240,912

The Company recorded an increase in its inventory reserves of $1.3 million and $124,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $124,000 for the nine months ended September 30, 2026 and 2025, respectively, due to changes in estimated net realizable value of certain products.

6. PROPERTY AND EQUIPMENT:

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$12,230	$12,230
Building and improvements	174,817	166,250
Office and lab equipment	193,566	180,473
Furniture, fixtures and computer related assets	17,216	16,875
Construction-in-progress	21,501	28,445
	419,330	404,273
Less: Accumulated depreciation	(212,381)	(189,326)
Property and equipment, net	$206,949	$214,947

Depreciation expense was $7.9 million and $7.5 million for the three months ended September 30, 2026 and 2025, respectively, and $23.2 million and $20.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Acquired Technology

Acquired technology primarily consists of acquired license rights for patents and know-how obtained from Merck KGaA, BASF and Fujifilm. These intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Merck KGaA	$116,012	$66,012
BASF	95,989	95,989
Fujifilm	109,462	109,462
Other	5,712	5,712
	327,175	277,175
Less: Accumulated amortization	(234,033)	(220,392)
Acquired technology, net	$93,142	$56,783

Amortization expense related to acquired technology was $3.0 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $13.6 million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $3.0 million for the three months ending December 31, 2026, $12.2 million in each of the years ending December 31, 2027 and 2028, $12.1 million in each of the years ending December 31, 2029 and 2030, and $41.5 million in total thereafter.

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

BASF Patent Acquisition

On June 28, 2016, UDC Ireland entered into and consummated an IP Transfer Agreement with BASF. Under the IP Transfer Agreement, BASF sold to UDC Ireland all of its rights, title and interest to certain of its owned and co-owned intellectual property rights relating to the composition, development, manufacture and use of OLED materials, including OLED lighting and display stack technology, as well as certain tangible assets. The intellectual property includes knowhow and more than 500 issued and pending patents in the area of phosphorescent materials and technologies. These assets were acquired in exchange for a cash payment of €86.8 million ($95.8 million). In addition, UDC Ireland also took on certain rights and obligations under three joint research and development agreements to which BASF was a party. The IP Transfer Agreement also contains customary representations, warranties and covenants of the parties. UDC Ireland recorded the payment of €86.8 million ($95.8 million) and acquisition costs incurred of $217,000 as acquired technology, which was being amortized over a period of 10 years.

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

At September 30, 2026, these other intangible assets consist of the following (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(9,315)	$1,205
Developed IP, processes and recipes	4,820	(3,268)	1,552
Trade name/Trademarks	1,500	(1,500)	—
Other	448	(225)	223
Total identifiable other intangible assets	$17,288	$(14,308)	$2,980

At December 31, 2025, these other intangible assets consist of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$10,520	$(8,632)	$1,888
Developed IP, processes and recipes	4,820	(3,028)	1,792
Trade name/Trademarks	1,500	(1,418)	82
Other	448	(191)	257
Total identifiable other intangible assets	$17,288	$(13,269)	$4,019

Amortization expense related to other intangible assets was $329,000 and $360,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is included in the amortization of acquired technology and other intangible assets expense line item on the Consolidated Statements of Income and is expected to be $322,000 for the three months ending December 31, 2026, $1.3 million for the year ending December 31, 2027, $426,000 for the year ending December 31, 2028, $366,000 for each of the years ending December 31, 2029 and 2030, and $219,000 in total thereafter.

8. OTHER ASSETS:

Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term taxes receivable	$57,488	$53,842
Long-term unbilled receivables	31,850	45,600
Right-of-use assets	17,864	19,925
Long-term contract assets	787	3,338
Other long-term assets	5,515	6,227
Other assets	$113,504	$128,932

See Notes 9, 20 and 21 for further explanation on right-of-use assets, long-term taxes receivable and long-term unbilled receivables, respectively.

9. LEASES:

The Company has entered into operating leases to facilitate the expansion of its manufacturing, research and development, and selling, general and administrative activities. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when those events are reasonably certain to occur. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments. Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2026, the Company did not have any finance leases and had one additional operating lease that had not yet commenced.

The following table presents the Company’s operating lease cost and supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,163	$1,024	$3,529	$2,883
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$870	$4,270	$870	$4,979

The following table presents the Company’s operating lease right-of-use assets and liabilities (in thousands):

	September 30, 2026	December 31, 2025
Right-of-use assets	$17,864	$19,925
Short-term lease liabilities	5,098	4,752
Long-term lease liabilities	16,296	19,217

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2026
Weighted average remaining lease term (in years)	4.6
Weighted average discount rate	3.8%

As of September 30, 2026, current operating leases had remaining terms between two months and five years with options to extend the lease terms.

Undiscounted future minimum lease payments as of September 30, 2026, by year and in the aggregate, having non-cancelable lease terms in excess of one year were as follows (in thousands):

Maturities of Operating Lease Liabilities
2026(1)	$1,416
2027	5,583
2028	5,279
2029	3,829
2030	3,476
Thereafter	3,349
Total lease payments	22,932
Less: Imputed interest	(1,538)
Present value of lease payments	$21,394

(1)
Scheduled maturities of lease liabilities represent the period from October 1, 2026 to December 31, 2026.

10. ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation	$25,542	$29,160
PPG Industries, Inc. agreement	13,092	12,104
Professional fees	1,510	919
Consulting	1,505	1,492
Research and development agreements	628	836
Royalties	453	504
Other	10,109	7,549
Accrued expenses	$52,839	$52,564

11. RESEARCH AND LICENSE AGREEMENTS WITH ACADEMIC PARTNERS:

The Company has long-standing relationships with a number of academic institutions that undertake funded research projects, including Princeton University (Princeton) and the University of Southern California (USC).

Under the current license agreement among the Company, Princeton and USC, the universities have granted the Company worldwide, exclusive license rights, with rights to sublicense, to make, have made, use, lease and/or sell products and to practice processes based on patent applications and issued patents arising out of research performed by the universities for the Company. The Company recorded royalty expense in connection with this agreement of $244,000 and $155,000 for the three months ended September 30, 2026 and 2025, respectively, and $452,000 and $359,000 for the nine months ended September 30, 2026 and 2025, respectively.

The Company also makes payments under the current research agreement with USC on a quarterly basis as actual expenses are incurred. As of September 30, 2026, the Company was obligated to pay USC up to $4.3 million for work to be performed during the remaining term. The Company recorded research and development expense in connection with work performed under the agreement of $271,000 and $261,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

12. OTHER LIABILITIES:

Other liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term lease liabilities	$16,296	$19,217
Long-term taxes payable	15,749	15,749
Other long-term liabilities	1,255	1,280
Other liabilities	$33,300	$36,246

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

The Company recorded research and development expense of $3.8 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively, and $11.8 million and $12.7 million for the nine months ended September 30, 2026 and

2025, respectively, in relation to the cash portion of the reimbursement of expenses and work performed by PPG, excluding amounts paid for commercial chemicals.

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

In 1995, the Company issued 200,000 shares of Series A Nonconvertible Preferred Stock (Series A) to American Biomimetics Corporation (ABC) pursuant to a certain Technology Transfer Agreement between the Company and ABC. The Series A shares have a liquidation value of $7.50 per share. Series A shareholders, as a single class, have the right to elect two members of the Company’s Board of Directors. This right has never been exercised. Holders of the Series A shares are entitled to one vote per share on matters which shareholders are generally entitled to vote. The Series A shareholders are not entitled to any dividends. As of September 30, 2026, the Company had issued 200,000 shares of preferred stock (consisting of the 200,000 shares of Series A), all of which were outstanding.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 200,000,000 shares of $0.01 par value common stock. Each share of the Company’s common stock entitles the holder to one vote on all matters to be voted upon by the shareholders. As of September 30, 2026, the Company had issued 49,063,673 shares of common stock, of which 45,279,598 were outstanding.

On April 29, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $100.0 million of its common stock, which was completed during the nine months ended September 30, 2026. On April 28, 2026, the Company’s Board of Directors authorized the repurchase of up to an additional $400.0 million of the Company’s common stock. The repurchase authorizations were effective immediately and permits shares of the Company’s common stock to be repurchased from time to time at management's discretion, through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or transactions otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase programs have no time limit, do not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 2,127,217 shares of its common stock for $192.9 million. During the nine months ended September 30, 2025, the Company repurchased no shares of common stock.

Dividends

During the three months ended September 30, 2026, the Company declared cash dividends of $0.50 per common share, or $23.0 million, and during the nine months ended September 30, 2026, the Company declared cash dividends of $1.50 per common share, or $70.3 million, on the Company's outstanding common stock. The Company paid $22.7 million and $69.4 million of cash dividends during the three and nine months ended September 30, 2026, respectively.

On October 27, 2026, the Company’s Board of Directors declared a fourth quarter dividend of $0.50 per share to be paid on December 31, 2026 to all shareholders of record of the Company’s common stock as of the close of business on December 17, 2026. All future dividends will be subject to the approval of the Company’s Board of Directors.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

Amounts related to the changes in accumulated other comprehensive (loss) income were as follows (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2025, net of tax	$3,255	$(2,408)	$(66)	$781
Other comprehensive loss before reclassification	(7,757)	—	(6)	(7,763)
Reclassification to net income (1)	—	13	—	13	Selling, general and administrative, research and development and cost of sales
Change during period	(7,757)	13	(6)	(7,750)
Balance September 30, 2026, net of tax	$(4,502)	$(2,395)	$(72)	$(6,969)

	Unrealized Gain (Loss) on Available-for-Sale Securities	Net Unrealized (Loss) Gain on Retirement Plan (2)	Change in Cumulative Foreign Currency Translation Adjustment	Total	Affected Line Items in the Consolidated Statements of Income
Balance December 31, 2024, net of tax	$1,269	$(2,106)	$(218)	$(1,055)
Other comprehensive income before reclassification	1,789	—	172	1,961
Reclassification to net income (1)	—	13	—	13	Selling, general and administrative, research and development and cost of sales
Change during period	1,789	13	172	1,974
Balance September 30, 2025, net of tax	$3,058	$(2,093)	$(46)	$919

(1)
The Company reclassified amortization of prior service cost for its retirement plan from accumulated other comprehensive (loss) income to net income of $13,000 for both nine months ended September 30, 2026 and 2025.
(2)
Refer to Note 17: Retirement Plan Benefit Liability.

16. STOCK-BASED COMPENSATION:

Equity Compensation Plan

On June 15, 2023, the shareholders of the Company voted to approve the Universal Display Corporation 2023 Equity Compensation Plan (the “Equity Compensation Plan”), which replaced the Universal Display Corporation 2014 Equity Compensation Plan. The Equity Compensation Plan provides for the granting of incentive and nonqualified stock options, shares of common stock, stock appreciation rights and performance units to employees, directors and consultants of the Company. Stock options are exercisable over periods determined by the Company’s Human Capital Committee, but for no longer than 10 years from the grant date. The total number of shares that may be subject to awards under the Equity Compensation Plan is equal to the shares that were available for issuance and not subject to an award under the 2014 Equity Compensation Plan at the time it was replaced by the Equity Compensation Plan, subject to adjustment with respect to shares underlying any outstanding award granted under the Equity Compensation Plan or the 2014 Equity Compensation Plan that may expire, or be terminated, surrendered or forfeited for any reason, without issuance of such shares. As of September 30, 2026, there were 775,218 shares available to be granted under the Equity Compensation Plan. The Equity Compensation Plan will terminate on June 15, 2033.

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

During the nine months ended September 30, 2026, the Company granted 128,274 shares of restricted stock awards and restricted stock units to employees and non-employees, which had a total fair value of $12.4 million on the respective dates of grant, and will vest over three to five years from the date of grant, provided that the grantee is still an employee of the Company or is still providing services to the Company on the applicable vesting date.

For the three months ended September 30, 2026 and 2025, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $1.8 million and $1.9 million, respectively, research and development expense of $1.3 million and $1.2 million, respectively, and cost of sales of $383,000 and $429,000, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded, as compensation charges related to all restricted stock awards and units granted to employees and non-employees, selling, general and administrative expense of $5.6 million and $5.5 million, respectively, research and development expense of $3.9 million and $3.6 million, respectively, and cost of sales of $1.2 million and $1.3 million, respectively.

In connection with the vesting of restricted stock awards and units during the three months ended September 30, 2026 and 2025, 87 and 192 shares, respectively, with aggregate fair values of $7,000 and $28,000, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows. In connection with the vesting of restricted stock awards and units during the nine months ended September 30, 2026 and 2025, 33,987 and 33,236 shares, respectively, with aggregate fair values of $3.7 million and $5.0 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

The Company has granted restricted stock units to non-employee members of the Board of Directors with quarterly vesting over a period of approximately one year. The fair value is equal to the market price of the Company's common stock on the date of grant. The restricted stock units are issued and expense is recognized ratably over the vesting period. For the three months ended September 30, 2026 and 2025, the Company recorded compensation charges for services performed, related to all restricted stock units granted to non-employee members of the Board of Directors, selling, general and administrative expense of $518,000 and $527,000, respectively. Such compensation charges to selling, general and administrative expense were $1.5 million and $1.6 million for the nine months ended September 30, 2026 and 2025. In connection with the vesting of the restricted stock, the Company issued to non-employee members of the Board of Directors 13,660 and 10,250 shares, respectively, during the nine months ended September 30, 2026 and 2025.

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

During the nine months ended September 30, 2026, the Company granted 102,306 performance units, of which 51,156 units are subject to performance-based vesting requirements based on three-year cumulative adjusted EBITDA, 25,575 units are subject to performance-based vesting requirements based on three-year cumulative gross margin and 25,575 units are subject to market-based, TSR vesting requirements. The grant date fair value of the performance unit awards granted was $9.9 million for the nine months ended September 30, 2026, as determined by the Company’s common stock on date of grant for the units with performance-based vesting and a Monte Carlo simulation model used for the units with market-based vesting.

For the three months ended September 30, 2026 and 2025, the Company recorded selling, general and administrative expense of $1.4 million and $1.3 million, respectively, research and development expense of $515,000 and $511,000, respectively, and cost of sales expense of $319,000 and $316,000, respectively, related to the performance units. For the nine months ended September 30, 2026 and 2025, the Company recorded selling, general and administrative expense of $3.7 million and $6.3 million, respectively, research and development expense of $1.4 million and $2.4 million, respectively, and cost of sales expense of $872,000 and $1.5 million, respectively, related to the performance units.

In connection with the vesting of performance units during the nine months ended September 30, 2026 and 2025, 42,440 and 30,875 shares, respectively, with an aggregate fair value of $4.1 million and $4.5 million, respectively, were withheld in satisfaction of tax withholding obligations and are reflected as a financing activity within the Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2026 and 2025, the Company issued 20,968 and 13,518 shares, respectively, of its common stock under the ESPP, resulting in proceeds of $1.5 million and $1.6 million, respectively.

For the three months ended September 30, 2026 and 2025, the Company recorded charges of $22,000 and $44,000, respectively, to selling, general and administrative expense, $49,000 and $60,000, respectively, to research and development expense, and $65,000 and $82,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature. For the nine months ended September 30, 2026 and 2025, the Company recorded charges of $84,000 and $114,000, respectively, to selling, general and administrative expense, $153,000 and $161,000, respectively, to research and development expense, and $189,000 and $200,000, respectively, to cost of sales related to the ESPP equal to the amount of the discount and the value of the look-back feature.

Scientific Advisory Board Awards

During the nine months ended September 30, 2026 and 2025, the Company granted a total of 2,520 and 2,070 shares, respectively, of fully vested common stock to non-employee members of the Scientific Advisory Board for services performed in 2025 and 2024, respectively. The fair value of shares issued to members of the Scientific Advisory Board was $300,000 for both nine-month periods.

For the three months ended September 30, 2026 and 2025, the Company recorded as compensation charges related to all restricted stock units granted to non-employee members of the Scientific Advisory Board, whose unvested shares are marked to market each reporting period, research and development expense of $60,000 for both periods. Such compensation charges to research and development expense were $180,000 and $179,000, respectively, for the nine months ended September 30, 2026 and 2025.

17. RETIREMENT PLAN BENEFIT LIABILITY:

On March 18, 2010, the Human Capital Committee and the Board of Directors of the Company approved and adopted the Universal Display Corporation Supplemental Executive Retirement Plan (SERP). The SERP is currently unfunded and includes salary and bonus as part of the plan. The purpose of the SERP is to provide certain of the Company’s key employees with supplemental pension benefits following a cessation of their employment and to encourage their continued employment with the Company. As of September 30, 2026, there were seven participants in the SERP. In December 2022, one of the participants retired and monthly SERP benefit payments commenced in January 2023. The total SERP benefit payments for both nine months ended September 30, 2026 and 2025 were $1.5 million.

The Company records amounts relating to the SERP based on calculations that incorporate various actuarial and other assumptions, including discount rates, rate of compensation increases, retirement dates and life expectancies. The net periodic costs are recognized as employees render the services necessary to earn the SERP benefits.

The components of net periodic pension cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost	$630	696	$1,890	$2,089
Service cost	129	226	502	676
Amortization of prior service cost	6	6	17	17
Total net periodic benefit cost	$765	$928	$2,409	$2,782

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

The Company has agreements with five executive officers and eight senior level employees which provide for certain cash and other benefits upon termination of employment of the officer or employee in connection with a change in control of the Company. If a covered person’s employment is terminated in connection with the change in control, the person is entitled to a lump-sum cash payment equal to two times (in the case of the executive officers) or either one or two times (in the case of the senior level employees) the sum of the average annual base salary and bonus of the person and immediate vesting of all stock options and other equity awards that may be outstanding at the date of the change in control, among other items.

In order to manage manufacturing lead times and help ensure adequate material supply, the Company entered into the New OLED Materials Agreement (see Note 13) that allows PPG to procure and produce inventory based upon criteria as defined by the Company. These purchase commitments consist of firm, noncancelable and unconditional commitments. In certain instances, this agreement allows the Company the option to reschedule and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2026 and December 31, 2025, the Company had contractual purchase commitments for inventory of $36.6 million and $40.7 million, respectively.

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

19. CONCENTRATION OF RISK:

Revenues and accounts receivable from the Company's largest customers were as follows (in thousands):

	% of Total Revenue for the Three Months Ended September 30,		% of Total Revenue for the Nine Months Ended September 30,		Accounts Receivable as of
Customer	2026	2025	2026	2025	September 30, 2026
A	45%	54%	46%	42%	$15,626
B	23%	25%	23%	21%	38,674
C	14%	8%	16%	17%	7,777

Revenues from outside of North America represented approximately 97% of consolidated revenue for both three months ended September 30, 2026 and 2025, respectively, and 97% and 96% for the nine months ended September 30, 2026 and 2025, respectively. Revenues by geographic area are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2026	2025	2026	2025
South Korea	$101,263	$103,069	$281,843	$276,924
China	52,440	32,161	155,173	179,173
Japan	1,828	383	2,410	2,497
Other non-U.S. locations	371	223	1,025	1,211
Total non-U.S. locations	155,902	135,836	440,451	459,805
United States	4,530	3,777	14,349	17,879
Total revenue	$160,432	$139,613	$454,800	$477,684

The Company attributes revenue to different geographic areas on the basis of the location of the customer.

Property and equipment, net by geographic area are as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$115,167	$120,835
Ireland	69,830	73,838
Other	21,952	20,274
Total property and equipment, net	$206,949	$214,947

Substantially all finished goods were purchased from one supplier. See Note 13.

20. INCOME TAXES:

The Company is subject to income taxes in both the United States and foreign jurisdictions. The effective income tax rate was 20.4% and 18.7% for the three months ended September 30, 2026 and 2025, respectively, and 20.1% and 19.4% for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $20.2 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively, and $41.2 million and $42.4 million for the nine months ended September 30, 2026 and 2025, respectively. The discrepancy between the statutory tax rate and the effective tax rate was primarily due to the benefit of income taxed in foreign jurisdictions and the use of research and development credits. As of September 30, 2026 and December 31, 2025 the Company had $22.8 million and $57.0 million, respectively, of taxes receivable included in other current assets on the Consolidated Balance Sheets. In January 2026, the Company received $39.0 million of the taxes receivable as of December 31, 2025 from the United States Treasury.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the Company's ability to generate future taxable income to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. As part of its assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of September 30, 2026, there was not sufficient evidence to release the valuation allowance that has been recorded for the New Jersey research and development credits. The valuation allowance of $2.0 million, which was primarily related to an unrealized loss on investments, was released during the three months ended September 30, 2026 due to the $28.9 million increase in the carrying value of one of the Company's minority equity investments. There are no indicators against the realizability of the remaining net deferred tax asset.

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

The Company has recorded a long-term receivable of $57.5 million and $53.8 million as of September 30, 2026, and December 31, 2025, respectively, for the receipt of the Korean withholding tax. The Company also recorded a foreign exchange gain of $7.2 million and a foreign exchange loss of $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and a foreign exchange gain of $3.7 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively, due to the fluctuation of the Korean won to the U.S. Dollar and resulting remeasurement of this won-denominated receivable. The Company will amend U.S. federal tax returns for the 2018 to 2022 years when the anticipated refund from KNTS is received to offset the additional tax liability. The Company has recorded a long-term payable of $15.7 million as of September 30, 2026 and December 31, 2025, for the estimated amounts due to the U.S. federal government based on the amendment of the Company's U.S. tax returns, indicating that lower withholding amounts were required.

The Company is not subject to examinations by the federal tax authority for the years prior to 2022. The Company's state and foreign tax returns are open for a period of generally three to four years. The Company is currently under IRS tax audit for 2023, California tax audit for 2021 and 2022, and Ireland tax audit for 2022. As of September 30, 2026, no adjustments have been proposed for the U.S. audits and the Irish audit is in the fact gathering stage.

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

For both three months ended September 30, 2026 and 2025, the Company recorded 97% of its revenue from OLED related sales and 3% from the providing of services through Adesis. For the nine months ended September 30, 2026 and 2025, the Company recorded 97% and 96%, respectively, of its revenue from OLED related sales and 3% and 4%, respectively, from the providing of services through Adesis.

Contract Balances

The following table provides information about assets and liabilities associated with our contracts from customers (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$89,177	$119,953
Short-term unbilled receivables	67,844	19,338
Long-term unbilled receivables	31,850	45,600
Short-term contract assets	3,093	3,070
Long-term contract assets	787	3,338
Short-term deferred revenue	35,013	21,011
Long-term deferred revenue	3,087	1,943

Short-term and long-term unbilled receivables and contract assets are classified as other current assets and other assets, respectively, on the Consolidated Balance Sheets. Contract assets represent consideration related to the renewal of customer contracts which is recognized over the contract term based on material units sold. The deferred revenue balance as of September 30, 2026 will be recognized as materials are shipped to customers over the remaining contract periods. As of September 30, 2026, the Company had $23.5 million of backlog associated with committed purchase orders from its customers for phosphorescent emitter material. These orders are anticipated to be fulfilled within the next 90 days.

Significant changes in unbilled receivables, contract assets and deferred revenue balances associated with the Company's contracts from customers for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Nine Months Ended September 30, 2026
	Assets	Liabilities
Balance at December 31, 2025	$71,346	$(22,954)
Revenue recognized that was previously included in deferred revenue, net	—	108,589
Increases due to cash received	—	(130,246)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	6,511
Unbilled receivables recorded, net	89,094	—
Contract assets recorded, net	(2,526)	—
Transferred to receivables from unbilled receivables	(54,340)	—
Net change	32,228	(15,146)
Balance at September 30, 2026	$103,574	$(38,100)

	Nine Months Ended September 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$64,876	$(33,611)
Revenue recognized that was previously included in deferred revenue, net	—	68,024
Increases due to cash received	—	(63,183)
Cumulative catch-up adjustment arising from changes in estimates of transaction price, net	—	3,922
Unbilled receivables recorded, net	134,588	—
Contract assets recorded, net	(1,911)	—
Transferred to receivables from unbilled receivables	(112,196)	—
Net change	20,481	8,763
Balance at September 30, 2025	$85,357	$(24,848)

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $6.5 million for the nine months ended September 30, 2026 as compared to an increase of $3.9 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the adjustment resulted from an increase in the average price per gram, primarily due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

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

The following table is a reconciliation of net income and the shares used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$78,946	$44,025	$164,263	$175,733
Adjustment for Basic EPS:
Earnings allocated to unvested shareholders	20	(19)	17	(123)
Adjusted net income	$78,966	$44,006	$164,280	$175,610
Denominator:
Weighted average common shares outstanding – Basic	45,750,957	47,554,970	46,539,543	47,571,930
Effect of dilutive shares:
Common stock equivalents arising from ESPP	791	416	2,645	1,375
Restricted stock awards and units and performance units	35,518	121,114	63,498	108,172
Weighted average common shares outstanding – Diluted	45,787,266	47,676,500	46,605,686	47,681,477
Net income per common share:
Basic	$1.73	$0.93	$3.53	$3.69
Diluted	$1.72	$0.92	$3.52	$3.68

For the three months ended September 30, 2026 and 2025, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 382,651 and 25,047, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive. For the nine months ended September 30, 2026 and 2025, the combined effects of unvested restricted stock awards, restricted stock units and performance unit awards of 343,125 and 90,669, respectively, were excluded from the calculation of diluted EPS as their impact would have been antidilutive.

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

In 2016, we acquired Adesis, Inc. (Adesis) which has operations in New Castle and Wilmington, Delaware. Adesis is a contract development and manufacturing organization (CDMO) that provides support services on a contractual basis to third-party customers in the OLED, pharma, biotech, catalysis and other industries. As of September 30, 2026, Adesis employed a team of 136 research scientists, chemists, engineers and laboratory technicians. Prior to our acquisition of Adesis, we utilized more than 50% of Adesis’ technology service and production output. We continue to utilize a significant portion of its technology research capacity for the benefit of our OLED technology development, and Adesis uses the remaining capacity to operate as a CDMO by providing contract research services for non-OLED applications to third-party customers in the above-mentioned industries. Contract research services revenue is earned by providing chemical materials synthesis research, development and commercialization for non-OLED applications on a contractual basis for those third-party customers.

In June 2020, we formed a wholly-owned subsidiary, OVJP Corporation (OVJP Corp), operating in California, in order to advance the commercialization of our proprietary Organic Vapor Jet Printing (OVJP) technology, which we now refer to as Universal Vapor Jet Printing (UVJP). In December 2024, we announced the closure of the OVJP Corp facility in California and the relocation of UVJP operations. UVJP operations are now conducted through our Singapore subsidiary, Universal Vapor Jet Corporation Pte. Ltd. (UVJC), and at our Tech and Innovation Center in New Jersey. While we continue to focus on the long-term opportunity in the large-area display market for UVJP, the industry’s current focus is on the growing demand for IT capacity. Our UVJC subsidiary continues to assess additional market opportunities where this technology may be transformative, and in October 2026 UVJC launched NovaJet, the first commercial system built on the UVJP platform.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
REVENUE:
Material sales	$79,709	$82,634	$(2,925)
Royalty and license fees	75,495	53,317	22,178
Contract research services	5,228	3,662	1,566
Total revenue	160,432	139,613	20,819
COST OF SALES	43,077	35,491	7,586
Gross margin	117,355	104,122	13,233
OPERATING EXPENSES:
Research and development	36,347	36,336	11
Selling, general and administrative	20,892	18,039	2,853
Amortization of acquired technology and other intangible assets	3,372	4,553	(1,181)
Patent costs	2,795	1,886	909
Royalty and license expense	244	170	74
Total operating expenses	63,650	60,984	2,666
OPERATING INCOME	53,705	43,138	10,567
Interest income, net	8,196	10,046	(1,850)
Other income, net	37,268	952	36,316
Interest and other income, net	45,464	10,998	34,466
INCOME BEFORE INCOME TAXES	99,169	54,136	45,033
INCOME TAX EXPENSE	(20,223)	(10,111)	(10,112)
NET INCOME	$78,946	$44,025	$34,921

Revenue

Our total material sales were $79.7 million for the three months ended September 30, 2026, as compared to $82.6 million for the three months ended September 30, 2025, a decrease of 4% with an increase in unit material volume of 9%. The decrease in material sales was primarily due to changes in customer mix and a $4.8 million unfavorable period-over-period change in the cumulative catch-up adjustment, primarily attributable to material fees as described below, partially offset by higher unit material volume.

•
Green emitter sales for the three months ended September 30, 2026, which include our yellow-green emitters, were $60.9 million as compared to $64.6 million for the three months ended September 30, 2025, with unit material volumes increasing by 5%.
•
Red emitter sales for the three months ended September 30, 2026 were $18.9 million as compared to $16.8 million for the three months ended September 30, 2025, with unit material volumes increasing by 25%.

Revenue from royalty and license fees was $75.5 million for the three months ended September 30, 2026 as compared to $53.3 million for the three months ended September 30, 2025, an increase of 42%. The increase in royalty and license fees was primarily the result of a $9.5 million out-of-period adjustment during the three months ended September 30, 2025 that reduced royalty and license fees, higher unit material volume and changes in customer mix.

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was a reduction of $3.5 million for the three months ended September 30, 2026 as compared to a net increase of $1.3 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, the adjustment resulted from a decrease in the average price per gram, primarily due to product mix changes and higher anticipated demand forecasted over the respective remaining lives of certain customer contracts. For the three months ended September 30, 2025, the adjustment resulted from an increase in the average price per gram, primarily due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

Revenue from contract research services consists of revenue earned by Adesis, which provides support services on a contractual basis to third-party customers in the pharma, biotech, catalysis and other industries. Contract research services revenue was $5.2 million for the three months ended September 30, 2026 as compared to $3.7 million for the three months ended September 30, 2025, an increase of 43%. The increase in contract research services revenue was primarily due to increased specialty manufacturing customer demand at Adesis during the three months ended September 30, 2026.

Cost of sales

Cost of sales for the three months ended September 30, 2026 increased by $7.6 million as compared to the three months ended September 30, 2025, primarily due to higher sales volume, Adesis' cost of sales, and a $1.1 million increase in inventory reserve expense. As a result of the increase in revenue from royalty and license fees, partially offset by the increase in the cost of sales, gross margin for the three months ended September 30, 2026 increased by $13.2 million as compared to the three months ended September 30, 2025, with gross margin as a percentage of revenue decreasing to 73% from 75%.

Research and development

Research and development expenses were $36.3 million for both three months ended September 30, 2026 and 2025.

Selling, general and administrative

Selling, general and administrative expenses increased to $20.9 million for the three months ended September 30, 2026, as compared to $18.0 million for the three months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related costs and consulting expenses.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets decreased to $3.4 million for the three months ended September 30, 2026 as compared to $4.6 million for the three months ended September 30, 2025. The decrease in amortization of acquired technology and other intangible assets was primarily due to the completion of amortization of the BASF patent portfolio in June 2026, partially offset by the acquisition of the Merck KGaA patent portfolio in January 2026. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $2.8 million for the three months ended September 30, 2026, as compared to $1.9 million for the three months ended September 30, 2025. The results in the current quarter reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $244,000 for the three months ended September 30, 2026, as compared to $170,000 for the three months ended September 30, 2025.

Interest and other income, net

Interest income, net was $8.2 million for the three months ended September 30, 2026, as compared to $10.0 million for the three months ended September 30, 2025. The decrease in interest income, net was primarily attributable to lower bond yields and reduced average investment balances on available-for-sale investments compared with the same period in 2025.

Other income, net primarily consisted of net investment gains and losses, net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $37.3 million for the three months ended September 30, 2026 as compared to other income, net of $952,000 for the three months ended September 30, 2025. The increase in other income, net was due to a $28.9 million increase in the carrying value of our minority equity investment portfolio and a $7.2 million foreign exchange gain during the three months ended September 30, 2026 as compared to a $3.0 million investment gain on our marketable equity securities portfolio, partially offset by a $1.9 million foreign exchange loss during the three months ended September 30, 2025. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 20.4% and 18.7% for the three months ended September 30, 2026 and 2025, respectively, and we recorded income tax expense of $20.2 million and $10.1 million, respectively, for those periods.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
REVENUE:
Material sales	$229,649	$257,439	$(27,790)
Royalty and license fees	210,917	202,553	8,364
Contract research services	14,234	17,692	(3,458)
Total revenue	454,800	477,684	(22,884)
COST OF SALES	115,988	112,828	3,160
Gross margin	338,812	364,856	(26,044)
OPERATING EXPENSES:
Research and development	106,567	107,594	(1,027)
Selling, general and administrative	59,489	55,493	3,996
Amortization of acquired technology and other intangible assets	14,679	13,646	1,033
Patent costs	7,520	6,380	1,140
Royalty and license expense	453	401	52
Total operating expenses	188,708	183,514	5,194
OPERATING INCOME	150,104	181,342	(31,238)
Interest income, net	25,388	29,883	(4,495)
Other income, net	29,974	6,905	23,069
Interest and other income, net	55,362	36,788	18,574
INCOME BEFORE INCOME TAXES	205,466	218,130	(12,664)
INCOME TAX EXPENSE	(41,203)	(42,397)	1,194
NET INCOME	$164,263	$175,733	$(11,470)

Revenue

Our total material sales were $229.6 million for the nine months ended September 30, 2026, as compared to $257.4 million for the nine months ended September 30, 2025, a decrease of 11% with a decrease in unit material volume of 2%. The decrease in material sales was primarily due to changes in customer mix, an $8.5 million unfavorable period-over-period change in the cumulative catch-up adjustment for material sales and lower unit material volume. The $8.5 million unfavorable period-over-period change in the cumulative catch-up adjustment was primarily attributable to product mix changes forecasted over the respective remaining lives of certain customer contracts.

•
Green emitter sales for the nine months ended September 30, 2026, which include our yellow-green emitters, were $175.8 million as compared to $191.7 million for the nine months ended September 30, 2025, with unit material volumes decreasing by 1%.
•
Red emitter sales for the nine months ended September 30, 2026 were $53.6 million as compared to $62.2 million for the nine months ended September 30, 2025, with unit material volumes decreasing by 4%.

Revenue from royalty and license fees was $210.9 million for the nine months ended September 30, 2026 as compared to $202.6 million for the nine months ended September 30, 2025, an increase of 4%. The increase in royalty and license fees for the nine months ended September 30, 2026 was primarily the result of an $11.1 million favorable period-over-period change in the cumulative catch-up adjustment for royalty and license fees and a $7.1 million out-of-period adjustment that reduced royalty and license fees in the prior-year period, partially offset by lower unit material volume and changes in customer mix. The $11.1 million favorable period-over-period change in the cumulative catch-up adjustment was primarily attributable to an increase in the average royalty and license fees price per gram due to lower anticipated demand from certain customers over the respective remaining lives of their contracts.

The total cumulative catch-up adjustment recorded to revenue arising from changes in estimates of transaction price, net was an increase of $6.5 million for the nine months ended September 30, 2026 as compared to a net increase of $3.9 million for the nine months ended September 30, 2025.

Revenue from contract research services consists of revenue earned by Adesis. Contract research services revenue was $14.2 million for the nine months ended September 30, 2026 as compared to $17.7 million for the nine months ended September 30, 2025, a decrease of 20%. The decrease in contract research services revenue was primarily due to decreased specialty manufacturing customer demand at Adesis during the nine months ended September 30, 2026.

Cost of sales

Cost of sales for the nine months ended September 30, 2026 increased by $3.2 million as compared to the nine months ended September 30, 2025, primarily due to product mix changes and a $1.4 million increase in inventory reserve expense, partially offset by lower sales volume and Adesis' cost of sales. As a result of the decrease in revenue from material sales, partially offset by the increase in revenue from royalty and license fees, gross margin for the nine months ended September 30, 2026 decreased by $26.0 million as compared to the nine months ended September 30, 2025, with gross margin as a percentage of revenue decreasing to 74% from 76%.

Research and development

Research and development expenses decreased to $106.6 million for the nine months ended September 30, 2026, as compared to $107.6 million for the nine months ended September 30, 2025. The decrease in research and development expenses was primarily due to a decrease in stock-based compensation and consulting expenses, partially offset by an increase in development activity.

Selling, general and administrative

Selling, general and administrative expenses increased to $59.5 million for the nine months ended September 30, 2026, as compared to $55.5 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily due to an increase in employee-related costs and consulting expenses, partially offset by a decrease in stock-based compensation.

Amortization of acquired technology and other intangible assets

Amortization of acquired technology and other intangible assets increased to $14.7 million for the nine months ended September 30, 2026 as compared to $13.6 million for the nine months ended September 30, 2025. The increase in amortization of acquired technology and other intangible assets was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026, partially offset by the completion of amortization of the BASF patent portfolio in June 2026. See Note 7 in Notes to Consolidated Financial Statements for further discussion.

Patent costs

Patent costs increased to $7.5 million for the nine months ended September 30, 2026, as compared to $6.4 million for the nine months ended September 30, 2025. The results in the current year reflected higher internal prosecution related costs.

Royalty and license expense

Royalty and license expense increased to $453,000 for the nine months ended September 30, 2026, as compared to $401,000 for the nine months ended September 30, 2025.

Interest and other income, net

Interest income, net was $25.4 million for the nine months ended September 30, 2026, as compared to $29.9 million for the nine months ended September 30, 2025. The decrease in interest income, net was primarily attributable to lower bond yields and reduced average investment balances on available-for-sale investments compared with the same period in 2025.

Other income, net primarily consisted of net investment gains and losses, net exchange gains and losses on foreign currency transactions and rental income. We recorded other income, net of $30.0 million for the nine months ended September 30, 2026 as compared to other income, net of $6.9 million for the nine months ended September 30, 2025. The increase in other income, net was primarily due to a $28.5 million net increase in the carrying value of our minority equity investment portfolio and a $3.7 million foreign exchange gain, partially offset by a $3.4 million investment loss on our marketable equity securities portfolio during the nine months ended September 30, 2026 as compared to a $3.0 million investment gain on our marketable equity securities portfolio and a $2.6 million foreign exchange gain during the nine months ended September 30, 2025. Net exchange gains and losses on foreign currency are primarily caused by the fluctuation in the Korean won to the U.S. Dollar exchange rate and resulting remeasurement of a Korean won-denominated withholding tax receivable.

Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions. The effective income tax rate was 20.1% and 19.4% for the nine months ended September 30, 2026 and 2025, respectively, and we recorded income tax expense of $41.2 million and $42.4 million, respectively, for those periods.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents and short-term investments. As of September 30, 2026, we had cash and cash equivalents of $93.4 million, short-term investments of $340.0 million, and long-term U.S. Government bonds investments of $394.6 million for a total of $828.0 million. This compares to cash and cash equivalents of $138.4 million, short-term investments of $464.0 million, and long-term U.S. Government bond investments of $353.0 million for a total of $955.4 million as of December 31, 2025.

Cash provided by operating activities for the nine months ended September 30, 2026 was $234.1 million resulting from $164.3 million of net income, $37.2 million from non-cash items including depreciation, stock-based compensation, amortization of intangibles and investment gains, net, and a $32.6 million increase due to changes in our operating assets and liabilities. Changes in our operating assets and liabilities related to a decrease in accounts receivable of $30.8 million, an increase in deferred revenue of $15.1 million and a decrease in inventory of $4.0 million, partially offset by an increase in other assets of $11.5 million, a decrease in other liabilities of $3.9 million and a decrease in accounts payable and accrued expenses of $1.9 million. The decrease in accounts receivable during the nine months ended September 30, 2026 was primarily due to the timing of material shipments as well as license fee payments from certain customers. The increase in deferred revenue during the nine months ended September 30, 2026 was primarily due to the timing of customer payments and revenue recognition.

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

Cash used in investing activities was $10.4 million for the nine months ended September 30, 2026, as compared to cash used in investing activities of $85.0 million for the nine months ended September 30, 2025. The decrease in cash used in investing activities was due to timing of maturities and purchases of investments resulting in net sales and maturities of $47.1 million for the nine months ended September 30, 2026, as compared to net purchases of $44.6 million for the nine months ended September 30, 2025, partially offset by an increase in purchases of intangibles and property and equipment of $17.1 million. The increase in the purchases of intangibles during the nine months ended September 30, 2026 was primarily due to the acquisition of the Merck KGaA patent portfolio in January 2026.

Cash used in financing activities was $268.6 million for the nine months ended September 30, 2026, as compared to $72.1 million for the nine months ended September 30, 2025. The increase was due to an increase in the repurchases of common stock, inclusive of excise tax, of $193.0 million, an increase in the cash payment of dividends in the current year of $5.1 million and a decrease in the proceeds from issuance of common stock of $102,000, partially offset by a decrease in the payment of withholding taxes related to stock-based compensation to employees of $1.7 million.

Working capital was $781.2 million as of September 30, 2026, as compared to $979.0 million as of December 31, 2025. The decrease was primarily due to decreases in short-term investments, cash and cash equivalents and accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. However, a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share repurchase activity during the three months ended September 30, 2026, was as follows (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2026	341,733	$80.47	341,733	$324,255
August 1 - 31, 2026	288,556	86.64	288,556	299,256
September 1 - 30, 2026	333,044	78.84	333,044	272,999
Total	963,333	$81.75	963,333	$272,999

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

SERP Amendment

On October 27, 2026, the Company’s Board of Directors (the “Board”), on the recommendation of its Human Capital Committee (the “HCC”), adopted Amendment 2026-1 to the SERP (“Amendment 2026-1”). Amendment 2026-1 amended the SERP to change the designated retirement age from age 65 to age 62, and to provide that persons who are at least age 62 but less than age 65 at the time of their qualifying termination or death, and who have at least 15 but less than 20 years of service, will receive prorated benefits as described in Amendment 2026-1. This change affects only one named executive officer participant in the SERP, Mauro Premutico, the Company’s Senior Vice President, Planning, Chief Legal Officer and Secretary, as all other named executive officer participants in the SERP are at least age 65.

Senior Management Severance Program

Also on October 27, 2026, the Board adopted a Senior Management Severance Program (the “SMSP”). Participants in the SERP are not eligible to participate in the SMSP. Thus, the only named executive officer who will participate in the SMSP is Brian Millard, the Company’s Vice President, Chief Financial Officer and Treasurer. Participants in the SMSP are entitled to receive, following termination without cause, including a termination for good reason (both as defined in the SMSP), amounts including the following: (i) earned salary through the termination date; (ii) accrued but unpaid bonus for a completed year; (iii) a severance payment equal to twelve months of base salary plus the full year bonus that would have been earned for the year in which termination occurs based on actual performance as measured at the conclusion of the applicable year. The SMSP benefits shall not duplicate any payments to which the executive may become entitled under the executive’s change in control agreement. The benefits specified in clauses (ii) and (iii) above will vest 25%/year over four years, with the Board having the discretion to accelerate upon a separation event.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (included in Item 101.INS)

Explanation of footnotes to listing of exhibits:

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL DISPLAY CORPORATION

Date: October 28, 2026	By: /s/ Brian Millard
Brian Millard
Vice President, Chief Financial Officer and Treasurer